Form 10-Q
period 2007-03-31
VisiTrade, Inc.
filed 2008-10-15
CIK 1419577

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-52982

VISITRADE, INC.

Nevada		74-3197968
(State or other jurisdiction		(IRS Employer
of Incorporation)		Identification Number)
2038 Corte del Nogal, Suite 110
Carlsbad, California 92011
(Address of principal executive offices)

760-804-8844
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ___        Accelerated filer ___             Non-accelerated filer ___            Smaller reporting company X

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes _ No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ___  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

28,747,715 common shares outstanding, $0.001 par value, as of October 14, 2008

PART I

ITEM 1.                                                         FINANCIAL STATEMENTS

Pollard-Kelley Auditing Services, Inc.……………………………………………………………
Auditing Services                                              4500 Rockside Road, Suite 450 Independence OH  44131 330-836-2558

Report of Independent Certified Public Accountants

Board of Directors
Visitrade, Inc.

We have reviewed the accompanying consolidated balance sheets of Visitrade, Inc. as of March 31, 2008 and the related consolidated statements of income, and cash flows for the three-month period ended March 31, 2008.  These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board.  A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the object of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in notes to the financial statements, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in the notes to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

We have also audited the accompanying balance sheets of Visitrade, Inc. as of December 31, 2007 and the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in notes to the financial statements the Company has not generated significant revenues or profits to date.  This factor among others raises substantial doubt the Company will be able to continue as a going concern.  The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans concerning this matter are also discussed in notes to the financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and the results of its operations and it cash flows for each of the two years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

October 13, 2008
Independence, Ohio

VISITRADE, INC.
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2008	2007
	(unaudited)
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-

Total Long Term Assets	-	-
TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Expenses	-	4,000
Due to related party	8,000	8,000
Total Current Liabilities	8,000	12,000

Long-Term Liabilities	-	-
TOTAL LIABILITIES	8,000	12,000

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 50,000,000 shares
authorized; 28,747,715 and 28,747,715 share issued and	28,748	28,748
outstanding as of March 31, 2008 and December 31, 2007
Preferred stock, $.001 par value; 5,000,000 shares	5,000	5,000
authorized and outstanding for each period respectively
Additional paid-in capital	5,690,209	5,690,209
Accumulated deficit	(5,731,957)	(5,735,957)
Total stockholders' deficit	(8,000)	(12,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

VISITRADE, INC.
STATEMENTS OF OPERATIONS

	Three months ended	The year ended
	March 31,	December 31,
	2008	2007
	(unaudited)
Revenue	$ -	$ -

Cost of revenue	-	-

Gross profit	-	-

Selling, general and administrative expenses	-	2,303,168

Loss from operations	-	(2,303,168)

Other income:
Gain from extinguished debt	4,000

Total other income	4,000	-

Provision for income taxes	-	-

Net income (loss)	$ 4,000	$ (2,303,168)

Loss per share-basic and diluted	$ 0.00	$ (0.08)

Weighted average shares outstanding	28,747,715	28,616,137

The accompanying notes are an integral part of these financial statements.

VISITRADE, INC.
STATEMENTS OF CASH FLOWS

	Three months ended	The year ended
	March 31,	December 31,
	2008	2007
NET CASH FROM OPERATING ACTIVITIES:	(unaudited)
Net income(loss)	$ 4,000	$ (2,303,168)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for services	-	2,323,084
Increase (decrease) in accrued expenses	(4,000)	4,000
Increase (decrease) in due to related party	-	(23,916)
Net cash provided by operating activities	-	-

Net increase in cash and cash equivalents	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ -	$ -

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

VISITRADE, INC.
Notes to the Financial Statements
For the quarterly period ended March 31, 2008

Note 1.   General

Visitrade, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2008, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended December 31, 2007.

Note 2.   Equity Transactions

None.

Note 3.   Unaudited Information

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The below discussion is furnished in accordance with Item 303 of Regulation S-B.

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, but not limited to, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us.  Such forward-looking statements relate to future events or our future performance. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Forward-looking statements are only predictions.  The forward-looking events discussed in this Quarterly Report, the documents to which we refer you, and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties, and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

OVERVIEW AND PLAN OF OPERATION

We are currently in the process of reorganizing ourselves as an online retailer of aftermarket Triumph motorcycle parts and accessories. Under our proposed business plan we will operate as an online retailer of aftermarket Triumph motorcycle parts and accessories. We plan to market our products primarily through our internet website www.sportbike-customs.com. We own the domain name www.sportbike-customs.com but have not completed our website. The website is currently a link to www.british–customs.com, one of our proposed marketing partners.

Our primary short term objective is the development of our online website. The website will offer our customers a variety of services such as

▪
Allowing customers to view all of our products and accessories online. Each product will have a separate picture and description of the product. For our larger ticket items, we plan to allow customers to view the products in 3-D graphics allowing them a complete image of the product they are interested in

▪
Allowing customers to place, pay for, and ship orders online. We plan to give customers the option of completing their transactions online, or transferring to a telephone operator and completing their transaction over the phone. We will need to implement support systems for services such as customer payment options, shipping arrangements and similar support services.

▪
An online chat room where customers can log on and discuss Triumph issues with other owners, would-be owners and enthusiasts. We also plan to offer a Question and Answer bulletin board where Triumph enthusiasts can post questions and comments regarding Triumph related issues. Both our staff and other website users will be able to post answers to the questions. These features should help boost the credibility of our website and name.

Our initial goal and current focus is the completion of our website. This is the backbone of our proposed operations platform and the stepping stone for future business activities. We have had substantial difficulties in the completion of our website and we plan to complete our website and have it operational by the end of 2008. Concurrently with our efforts to develop and complete our website, we have begun negotiations to develop strategic marketing and sales relationships with other Triumph parts and accessory dealers in order to aggregate the inventories of these smaller retailers into our “one stop shop” of Triumph parts and accessories. Although we have begun these negotiations, this goal is secondary to the completion of our website. We expect to begin finalizing these sales and marketing relationships within the first few months of the completion of our website.

As of the date of this report, we have earned no revenues and have not finalized any agreements with any parts distributors. We are in negotiations with Triumph parts and accessory dealers and do not expect to begin earning revenues until after the completion of our website. Although we do not have significant cash requirements in our current operation stage, we do not believe we will be able to satisfy our near future cash requirements as we further develop our website and expand our sales network. Before we are able to complete our website and begin to develop our sales and marketing relationships, we believe we will need to finance our operations through proceeds from the issuance of equity securities and loans. Funds from these sources will be used as working capital to fund the completion of our website, the build-out of our sales network and for internal operations.

Once our website has been completed, in order to increase sales we plan to increase our brand awareness through advertising. We plan to utilize newspaper, trade magazine, trade show, online, and word of mouth advertising outlets.

Further out, we plan to expand our operations into parts manufacturing. Many Triumph parts, especially for older model Triumphs, are scarce. The aim of our website is to offer our customers a central location to find these Triumph parts and accessories. Initially we hope to offer the customer a wide range of parts and accessories from existing manufacturers to choose from. In addition to retailing other manufacturer's parts, we hope to begin manufacturing our own line of Triumph parts and accessories. By initially building the reputability of our name through our retail sales website, we hope to transfer that same customer base and satisfaction with our retail business to our manufacturing business. These manufacturing goals are long term goals and we have taken no affirmative steps towards attaining these goals.

Our expectations are based on certain assumptions concerning the anticipated costs associated with our expected projects. These assumptions concern future events and circumstances that we believe to be significant to our operations and upon which our working capital requirements will depend.  Some assumptions will invariably not materialize and some unanticipated events and circumstances may occur subsequent to the date of this report.  The timing and amount of our capital requirements will depend on a number of factors, including the speed with which we complete our website, our ability to establish relationships with Triumph parts and accessory dealers and the eventual demand for our products and services. As described herein, we will seek funding for our capital requirements from the sale of our securities and loans, however, it is possible that we will be unable to obtain sufficient additional capital through these avenues.

RECENT DEVELOPMENTS

None.

RESULTS OF OPERATIONS

During the periods ended March 31, 2008 and the year ended December 31 2007, the Company had no revenues from operations.

The Company had $0 in total operating expenses for the three months ended March 31, 2008. Total operating expenses for the year ended December 31, 2007 were $2,303,168 comprised of selling, general and administrative expenses.

For the current fiscal year, the Company anticipates incurring a loss. The Company anticipates that until the website is completed and operational, it will not generate revenues, and may continue to operate at a loss after completing the website, depending upon the performance of the future business.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had total assets of $0 and total liabilities of $8,000, resulting in a working capital deficiency of $8,000. The Company had a stockholders' deficit of $5,731,957 at March 31, 2008.

NEED FOR ADDITIONAL FINANCING

Additional funding will be required in order for the company to survive as a going concern and to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. If we do not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

The amount and timing of our future capital requirements will depend upon many factors, including the level of funding received from possible future private placements of our common stock and the level of funding obtained through other financing sources, and the timing of such funding.

We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have had substantial operating losses for the past years and are dependent upon outside financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to raise necessary funds from shareholders to satisfy the expense requirements of the Company.

OFF-BALANCE SHEET FINANCINGS

None.

GOVERNMENTAL REGULATIONS

None.

RESEARCH AND DEVELOPMENT

None.

EMPLOYEES

We currently do not have any full time employees and rely solely upon the services of independent contractor labor to assist us with our operations. Upon completion of our website, we intend to hire full time employees and additional independent contract labor on an as needed basis over the calendar year 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2008, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit #	Title

3.1	Articles of Incorporation. (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

3.2	Certificate of Amendment to Articles of Incorporation dated July 7, 2003 (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

3.2	Bylaws (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

14.1	Code of Ethics. (Attached as an exhibit to our Form 10-KSB filed with the SEC on October 14, 2008 and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on October 14, 2008, by the undersigned, thereunto duly authorized.

VISITRADE, INC. /s/ Mark L. Baum By: Mark L. Baum Its: Interim President and Principal Accounting Officer