Form 10-Q
period 2007-06-30
VisiTrade, Inc.
filed 2008-10-15
CIK 1419577

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Board of Directors
Visitrade, Inc.

We have reviewed the accompanying consolidated balance sheets of Visitrade, Inc. as of June 30, 2008 and the related consolidated statements of income, and cash flows for the six-month period ended June 30, 2008.  These interim financial statements are the responsibility of the Company’s management.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

October 13, 2008
Independence, Ohio

VISITRADE, INC.
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2008	2007
	(unaudited)
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-

Total Long Term Assets	-	-
TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Expenses	-	4,000
Due to related party	8,000	8,000
Total Current Liabilities	8,000	12,000

Long-Term Liabilities	-	-
TOTAL LIABILITIES	8,000	12,000

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 50,000,000 shares
authorized; 28,747,715 and 28,747,715 share issued and	28,748	28,748
outstanding as of June 30, 2008 and December 31, 2007
Preferred stock, $.001 par value; 5,000,000 shares	5,000	5,000
authorized and outstanding for each period
Additional paid-in capital	5,690,209	5,690,209
Accumulated deficit	(5,731,957)	(5,735,957)
Total stockholders' deficit	(8,000)	(12,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

VISITRADE, INC.
STATEMENTS OF OPERATIONS
For the period

	Three months ended	Six months ended	The year ended
	June 30,	June 30,	December 31,
	2008	2008	2007
	(unaudited)	(unaudited)
Revenue	$ -	$ -	$ -

Cost of revenue	-	-	-

Gross profit	-	-	-

Selling, general and administrative expenses	-	-	2,303,168

Loss from operations	-	-	(2,303,168)

Other income:
Gain from extinguished debt	-	4,000

Total other income	-	4,000	-

Provision for income taxes	-	-	-

Net income(loss)	$ -	$ 4,000	$ (2,303,168)

Loss per share-basic and diluted	$ -	$ 0.00	$ (0.08)

Weighted average shares outstanding	28,747,715	28,747,715	28,616,137

The accompanying notes are an integral part of these financial statements.

VISITRADE, INC.
STATEMENTS OF CASH FLOWS

	Six months ended	The year ended
	June 30,	December 31,
	2008	2007
NET CASH FROM OPERATING ACTIVITIES:	(unaudited)
Net income(loss)	$ 4,000	$ (2,303,168)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for services	-	2,323,084
Increase (decrease) in accrued expenses	(4,000)	4,000
Increase (decrease) in due to related party	-	(23,916)
Net cash provided by operating activities	-	-

Net increase in cash and cash equivalents	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ -	$ -

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

VISITRADE, INC.
Notes to the Financial Statements
For the quarterly period ended June 30, 2008

NOTE 1.    GENERAL

VisiTrade, Inc. (the “Company”) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2008, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended December 31, 2007.

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

RECENT DEVELOPMENTS

None.

RESULTS OF OPERATIONS

During the periods ended June 30, 2008 and the year ended December 31 2007, the Company had no revenues from operations.

The Company had $0 in total operating expenses for the six months ended June 30, 2008. Total operating expenses for the year ended December 31, 2007 were $2,303,168 comprised of selling, general and administrative expenses.

For the current fiscal year, the Company anticipates incurring a loss. The Company anticipates that until the website is completed and operational, it will not generate revenues, and may continue to operate at a loss after completing the website, depending upon the performance of the future business.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had total assets of $0 and total liabilities of $8,000, resulting in a working capital deficiency of $8,000. The Company had a stockholders' deficit of $5,731,957 at June 30, 2008.

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

None.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2008, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VISITRADE, INC. /s/ Mark L. Baum By: Mark L. Baum Its: Interim President and Principal Accounting Officer)