Form 10KSB
period 2007-12-31
VisiTrade, Inc.
filed 2008-10-15
CIK 1419577

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 000-52982
___________________________

VisiTrade, Inc.
(Name of small business issuer in its charter)

Nevada	74-3197968
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2038 Corte Del Nogal, Suite 110 Carlsbad, California 92011 ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                                                                                                             (760) 804-8844
Securities registered pursuant to Section 12(b) of the Act:                                                                                                                       None
Securities registered pursuant to Section 12(g) of the Act:                                                                          $.001 par value common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes 0  No ☒

The issuer’s revenues for the most recent fiscal year were $0

The 44,618 based upon the closing price of our common stock which was $0.007 as last reported on October 3, 2008.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 22,373,635 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 14, 2008, there were 28,747,715 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:                                                                                                None

Transitional Small Business Disclosure Format (Check one):                                                             Yes ☐   No ☒

VisiTrade, Inc.

Annual Report on Form 10-KSB

Table of Contents

Part I
Item 1. Description of Business
Item 2. Description of Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Part II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures
Item 8B. Other Information
Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
Item 14. Principal Accountant Fees and Services
Signatures

PART I
Item 1. Description of Business

Organization

a.           Corporate History.

We were originally incorporated in the State of Nevada on March 2, 1998, as USI Communications, Inc. We provided engineering, rental and program services to the broadcast industry, video production, and manufacture of mobile and fixed video equipment. We conducted operations from facilities located in North Carolina and ceased operation in August 2000.

In July of 2002 we purchased the rights to a water irrigation system and filed a Certificate of Amendment to our Articles of Incorporation effectively changing our corporate name to Square Shooter, Inc. As Square Shooter, Inc., we designed, developed and marketed this water irrigation system designed to conserve water consumption by dispensing water from sprinkler systems in a square shaped pattern, thusly reducing overspray onto unwanted areas and focusing water delivery to necessary areas. Despite continued efforts to market our innovative water irrigation system, we again ceased operations in late 2004.

In November of 2006, we entered into an asset purchase agreement with VisiTrade, L.L.C., a Nevada limited liability company, where, in exchange for 19,852,723 shares of our common stock, we purchased certain software that acted as a trading platform for financial market participants. In connection with the asset purchase agreement, we filed an Articles of Merger with the Nevada Secretary of State effectively changing our name to VisiTrade, Inc. We believed that this software had the potential to develop a cost effective alternative trading system that could provide a 24-hour trading platform and facilitate bringing together purchasers and sellers of securities while performing the functions commonly performed by larger securities exchanges. Again, despite continued efforts to market this alternative trading system, we ceased operations in early 2007.

Our current management was not part of the previous management teams associated with our previous business endeavors. After researching the company’s records and relevant market conditions during the historical time periods of these previous endeavors, current management believes the past businesses failed due to: (i) demand for the company’s products and services; (ii) loss of key personnel with specialized skills applicable to previous business models; (ii) increased costs associated with rapid changes and technological advances; and (iv) changes in general market conditions.

 In October of 2007, we resumed operations in planning and organizing ourselves as an online retailer of aftermarket Triumph motorcycle parts and accessories.

b.           Current Business Operations.

Under our proposed business plan we will operate as an online retailer of aftermarket Triumph motorcycle parts and accessories. We plan to market our products primarily through our internet website www.sportbike-customs.com. We own the domain name www.sportbike-customs.com but have not completed our website. The website is currently a link to www.british–customs.com, one of our proposed marketing partners.  Our corporate headquarters are located at 2038 Corte del Nogal, Suite 110, Carlsbad, California 92011. Our telephone number at our corporate head office is 760-804-8844.

With Triumph motorcycles growing in popularity over the past decade, we believe there has been an unfilled demand for Triumph parts and accessories. Our retail sales operation will aim to fulfill that demand through the online sales of aftermarket Triumph motorcycle parts and accessories.

Our proposed business operations will be composed initially of online retail sales of aftermarket Triumph parts and accessories. Consumers looking for Triumph parts and accessories have traditionally been forced to either hunt down parts and accessories from the scattered network of small Triumph retailers or purchase from large general parts distributors that may lack the familiarity with the Triumph brand. We have found that many of these existing online Triumph parts and accessory dealers do not maintain a large enough or diverse enough parts inventory to satisfy a “one stop shop” for Triumph parts and accessories Our aim is to provide a centralized, experienced and knowledgeable retail outlet for everything Triumph. Consumers will be able to locate and purchase a wide variety of Triumph parts and accessories in one location rather than being forced to hunt down individual parts from scattered retailers. Under our proposed business model, we plan to develop strategic marketing and sales relationships with smaller online Triumph parts and accessory dealers. By aggregating the inventories of these smaller retailers into a “one stop shop” of Triumph parts and accessories, we feel we will be able to offer Triumph consumers a more convenient and cost effective way to purchase Triumph parts and accessories,

Our proposed retail website will allow consumers to browse Triumph parts and accessories as easily as if they were standing in a retail outlet. Consumers using the website will be able to either browse through categorized pages on Triumph parts and accessories or refine their shopping experience using detailed search engines designed to put the consumer in contact with the parts they need quickly and efficiently. Each item will be displayed on our website with a detailed picture, description and pricing information to assist the consumer in finding and purchasing their desired products.

Through our website, we believe we will provide a number of benefits to our consumers and suppliers including:

▪
Ready Access to Products on a Secure Site. Our customers will be able to access and purchase our products 24 hours a day from the convenience of their computer. We will not sell any personal information about our customer base to third parties and all online sales transaction will be secured.

▪
Value Pricing. Once organized, our multiple sourcing networks will locate and obtain Triumph parts and accessories allowing our users to compare prices. Our sales teams will cost-effectively match customer demand with supply on a just-in-time basis, employing our planned rapid fulfillment process.

▪
Positive Customer Experience. Our internal sales and customer service representatives will be available by e-mail and telephone to respond to questions and provide guidance regarding product availability, order status and product use and functionality.

▪
Reliable and Efficient Distribution Channel. Once our network of parts distributors is firmly established, we will be able to provide a low-risk, high-volume channel through which our suppliers may sell merchandise.

▪
Protection of Brand Integrity. We will maintain the integrity of our suppliers’ brands by responding to customer inquiries regarding their products in a professional manner, by ensuring that we sell only quality goods on our website and by selling only factory sealed goods in original form together with all accessories still intact.

▪
Optimize inventory management through the use of technology. Our merchandise buyers will be supported by software that provides updated sales information. This technology will enable us to make informed decisions and quickly change prices in an effort to maximize sales volume, gross profits and return on inventory capital.

▪
Maintain low customer acquisition costs. We believe that by utilizing targeted online campaigns, including direct e-mail campaigns, we will be able to keep our per customer acquisition costs relatively low.

Personnel

We currently do not have any full time employees and rely solely upon the services of independent contractor labor to assist us with our operations. We intend to hire full time employees and additional independent contract labor on an as needed basis when our website is complete.

Item 2. Description of Properties

At present, we do not own any property.  Our executive offices currently consist of shared leased office space located at 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011 and our phone number is 760-804-8844.  This is the shares office space of our President and we currently do not pay rent. As we expand our operations and begin to hire a sales staff, we will require a larger office space as we grow.  We believe there is an adequate supply of suitable office space in surrounding areas on terms acceptable to us.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information.

The common stock of the Company, $.001 par value, is currently traded over the counter and is listed on the Pink Sheets under the symbol "VTDI" The availability of historical trading prices of our common stock is limited, with periods of little or no trading activity. The following table sets forth the available approximate range of high and low closing prices for the common stock of the Company during the periods indicated. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

2007	Low	High
First Quarter	$.08	.95
Second Quarter	.08	.30
Third Quarter	.04	.10
Fourth Quarter	.03	.09

On October 3, 2008 the closing quotation for our common stock was $0.007 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

(b) Approximate number of equity security holders.

The approximate number of record holders of the Company's common stock as of October 14, 2008 was 48, which does not include shareholders whose stock is held through securities position listings.

(c) Dividends.

The Company did not declare or pay any cash dividends on its common stock during the past two fiscal years.

(d) Securities authorized for issuance under equity compensation plans.

We currently do not have any stock option or other equity compensation plans.

(e) Recent sales of unregistered securities.

During the year ending 2005, we issued a total of 2,250,000 common shares of common stock to officers of the Company as compensation for their services. These shares were valued at $0.10 per share.

In December of 2005, we issued a total of 2,038,461 common shares to consultants of the Company as compensation for their services for the year ending 2005. These shares were valued at $0.10 per share.

During the year ending 2006, we issued a total of 2,601,852 common shares to officers of the Company as compensation for their services. These shares were valued at $0.10 per share.

On November 2, 2006, we approved of a 5 to 1 reverse split. The financial statements included herein have been retroactively restated to reflect this reverse split.

On November 7, 2006, we retired 224 shares of common stock due to the 5 to 1 reverse split. These shares were valued at $0.10 per share.

In December of 2006, we issued 19,852,723 shares in connection with an Asset Purchase Agreement between the Company and Visitrade, LLC. These shares were valued at $0.10 per share.

During the year ending 2007, we issued a total of 518,518 common shares to officers of the Company as compensation for their services. These shares were valued at $0.10 per share.

In January of 2007, we issued 1,000,000 common shares to consultants of the Company as compensation for their services. These shares were valued at $0.95 per share.

In January of 2007, we issued 40,000 common shares to consultants of the Company as compensation for their services. These shares were valued at $0.55 per share.

In February of 2007, we issued 2,050,000 common shares to consultants of the Company as compensation for their services. These shares were valued at $0.17 per share.

In April of 2007, we issued 75,000 common shares to consultants of the Company as compensation for their services. These shares were valued at $0.08 per share.

In May of 2007, we issued 40,000 common shares to consultants of the Company as compensation for their services. These shares were valued at $0.26 per share.

In June of 2007, we issued 350,000 common shares to consultants of the Company as compensation for their services. These shares were valued at $0.18 per share.

In July of 2007, we cancelled 660,000 common shares that were previously issued in error.

All of the issuances of securities described above were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.  We made the determination that each investor had enough knowledge and experience in finance and business matters to evaluate the risks and merits of the investment.  There was no general solicitation or general advertising used to market the securities.  We provided each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

(f) Purchases of equity securities by the small business issuer and affiliated purchasers.

During the year ended December 31, 2007, neither the Company nor any of its affiliates purchased any equity securities of the Company or on behalf of the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

The forward-looking events discussed in this report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Critical Accounting Policies.

Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements.  These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods.  The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  The accounting treatment of a particular transaction is specifically dictated by accounting principles, generally accepted in the United States of America, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result.  See our audited financial statements and notes thereto which contain accounting policies and other disclosures required by accounting principles, generally accepted in the United States of America.

Results of Operations

Revenues

	Year Ended December 31

	2007	2006

Total Sales	$0	$0

We had no revenues for the year ended December 31, 2007 or for the year ended December 31, 2006.

Net Profit (Loss).

	Year Ended December 31

	2007	2006

Net Profit (Loss)	($2,303,168)	($299,348)

For the year ended December 31, 2007, we sustained net losses of $2,303,168 as compared with net losses of $299,348 for the year ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2007, the Company had assets of $0. There were liabilities of $12,000 comprised of $4,000 in accrued expenses and $8,000 in monies due to related parties. Current assets of $0 and current liabilities of $12,000, resulted in a working capital deficiency of $12,000.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses and the excess of current liabilities over current assets, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations through business acquisitions, restructuring its financial arrangements, and obtaining additional outside financing as needed.

We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

Forward-Looking Statements

The Company, from time to time, may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (a) the failure to obtain additional borrowed and/or equity capital on favorable terms for acquisitions and expansion; (b) adverse changes in federal and state laws, or other matters affecting the Company's business; (c) the demand for the Company's products and services; and (d) other risks detailed in the Company's Securities and Exchange Commission filings.

This Form 10-KSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-QKB, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended, will, should, may, expect, anticipate, estimates, projects" or the negative thereof or variations thereon or similar terminology.

Forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risk and uncertainty, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent the Company's judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

Item 7. Financial Statements

CONTENTS

Report of Independent Registered Public Accounting Firm – 2007

Balance Sheet

Statements of Operations

Statements of Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

Pollard-Kelley Auditing Services, Inc.……………………………………………………………
Auditing Services                                              4500 Rockside Road, Suite 450 Independence OH  44131 330-836-2558

Report of Independent Certified Public Accountants

Board of Directors
Visitrade, Inc.

We have audited the accompanying balance sheets of Visitrade, Inc. as of December 31, 2007 and 2006 and the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and it cash flows for each of the two years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

October 6, 2008
Independence, Ohio

VISTRADE, INC.
BALANCE SHEETS
(audited)

ASSETS

	December 31,	December 31,
	2007	2006
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-

Total Long Term Assets	-	-
TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Expenses	4,000	-
Due to related party	8,000	31,916
Total Current Liabilities	12,000	31,916

Long-Term Liabilities	-	-
TOTAL LIABILITIES	12,000	31,916

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value; 50,000,000 shares
authorized; 28,747,715, 24,815,679, 4,046,153 and 3,188,821	28,748	24,816
shares issued and outstanding
Preferred stock, $.001 par value; 5,000,000 shares	5,000	5,000
authorized and outstanding for each period
Additional paid-in capital	5,690,209	3,371,057
Accumulated deficit	(5,735,957)	(3,432,789)
Total stockholders' deficit	(12,000)	(31,916)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

VISTRADE, INC.
STATEMENTS OF OPERATIONS
(audited)

	For the Years Ended
	December 31,	December 31,
	2007	2006
Revenue	$ -	$ -

Cost of revenue	-	-

Gross profit	-	-

Selling, general and administrative expenses	2,303,168	299,348
	-	-

Loss from operations	(2,303,168)	(299,348)

Provision for income taxes	-	-

Net loss	$ (2,303,168)	$ (299,348)

Loss per share-basic and diluted	$ (0.08)	$ (0.05)

Weighted average shares outstanding	28,616,137	5,930,650

The accompanying notes are an integral part of these financial statements.

VISTRADE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(audited)

	Common Stock		Preferred Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid -In Capital	Deficit	Equity

Balance at December 31, 2005	4,046,513	4,047	5,000,000	5,000	3,093,909	(3,133,441)	(30,485)

Stock issued for services	916,667	917	-	-	297,000	-	297,917

Stock issued in reverse merger	19,852,723	19,852	-	-	(19,852)	-	-

Cancellation of fractional shares	(224)	-	-	-	-	-	-

Net loss	-	-	-	-	-	(299,348)	(299,348)

Balance at December 31, 2006	24,815,679	24,816	5,000,000	5,000	3,371,057	(3,432,789)	(31,916)

Stock issued for services	4,592,036	4,592	-	-	2,380,492	-	2,385,084

Cancellation of shares issued for services	(660,000)	(660)	-	-	(61,340)	-	(62,000)

Net loss	-	-	-	-	-	(2,303,168)	(2,303,168)

Balance at December 31, 2007	28,747,715	$ 28,748	5,000,000	$ 5,000	$ 5,690,209	$ (5,735,957)	$ (12,000)

The accompanying notes are an integral part of these financial statements.

VISTRADE, INC.
STATEMENTS OF CASH FLOWS
(audited)

For the Years Ended
	December 31,	December 31,
	2007	2006
NET CASH FROM OPERATING ACTIVITIES:
Net loss	$ (2,303,168)	$ (299,348)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for services	2,323,084	297,917
Debt issued for services and then converted to stock	-	-
Write off of asset	-	-
Increase (decrease) in accrued expenses	4,000
Increase (decrease) in due to related party	(23,916)	1,431
Net cash provided by operating activities	-	-

Net increase in cash and cash equivalents	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ -	$ -

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ -	$ -
Income taxes	$ -	$ -

SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock exchanged for debt	$ -	$ -

The accompanying notes are an integral part of these financial statements.

VISITRADE, INC.
Notes to the Financial Statements
December 31, 2007

NOTE 1 - ORGANIZATION

USI Communications, Inc. (the “Company”) was incorporated on March 2, 1998 in the state of Nevada. The company provided engineering, rental and program services to the broadcast industry, video production, and manufacture of mobile and fixed video equipment. The Company conducted operations from facilities located in North Carolina and ceased operation in August 2000. On July 9, 2002, the Company filed a Certificate of Amendment to their Articles of Incorporation effectively changing their corporate name to Square Shooter, Inc. As Shooter, Inc., the Company designed, developed and marketed a water irrigation system designed to conserve water consumption. On November 1, 2006, the Company entered into an asset purchase agreement with VisiTrade, L.L.C., a Nevada limited liability company, where the Company purchased certain software that acted as a trading platform for financial market participants. The Company filed a Certificate of Amendment to their Articles of Incorporation effectively changing their corporate name to VisiTrade, Inc.  The Company ceased operations as VisiTrade, Inc. in early 2007. In October of 2007, the Company resumed operations as an online retailer of aftermarket Triumph motorcycle parts, accessories and apparel.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has no operations and has not established a source of revenue.   This matter raises substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

Management intends to actively pursue merger candidates that have ongoing operations and a source of revenue.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods.    Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable note receivable and accounts payable and related party payable approximate fair value due to the relatively short maturity of these instruments.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance, repairs and renewals are charged to expense, whereas major additions are capitalized. The cost and accumulated depreciation of assets retired, sold or otherwise disposed of are eliminated from the accounts and resulting gains or losses, if any, are reflected through the statement of income.

Depreciation is computed using the straight-line method over the estimated useful lives of 7 years.  There was no depreciation expense for the years ended December 31, 2007 and  2006.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  During the years ended December 31, 2007 and 2006 the Company did not have any components of comprehensive income (loss) to report and, accordingly, has not included a schedule of comprehensive income in the financial statements.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net Loss Per Share

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (“EPS”) for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share.  The Company had no potential common stock instruments which would result in a diluted loss per share.  Therefore, diluted loss per share is equivalent to basic loss per share.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit.  Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the application of FIN 48 to have a material affect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the application of SFAS No. 157 to have a material affect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)".  One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans.  SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions.  SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87.  This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006.  Management believes that this statement will not have a significant impact on the Company’s consolidated financial statements.

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is analyzing the potential accounting treatment.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

Effective June 12, 2002, the Company effected a one (1) for four and one-quarter (4.25) reverse stock split of the authorized, issued and outstanding common stock  These financial statements have been retroactively restated to reflect this change. There were 42 fractional shares that were canceled due to the reverse stock split.

During the year ended December 31, 2004, the Company issued 450,000 common shares for services rendered to the Company valued at $0.50 per share.   Value was based on management’s determination of value since there was no market for the shares.

During the year ended December 31, 2005, the Company issued 550,000 common shares for services rendered to the Company valued between $0.325 and $0.50 per share.  Value was based on management’s opinion of value for the 550,000 shares at $0.50 share issues which took place early in the year and on a December 2005 transaction where $100,000 of debt was exchanged for 307,692 shares of stock at $0.325 per share.

Effective November 2, 2006, the Company affected a one (1) for five (5) reverse stock split of the authorized, issued and outstanding common stock. These financial statements have been retroactively restated to reflect this change. There were 224 fractional shares that were canceled due to the reverse stock split.

During the year ended December 31, 2006, the Company issued 916,667 common shares for services rendered to the Company valued at $0.325 per share. Value was based on the December 2005 debt conversion transaction.

During the year ended December 31, 2006, the Company issued 19,852,723 common shares as part of the reverse merger and recapitalization with VisiTrade, Inc.

During the year ended December 31, 2007, the Company issued 4,592,036 shares for services rendered to the Company valued between $0.95 and $0.08 per share. Value was based on the trading value of the stock on the date of issue.

Preferred Stock

Effective June 7, 2002, the Company issued 5,000,000 shares of preferred stock. These shares vote at a ratio of ten-to-one (10-1) with common shares but are not convertible to common shares.

NOTE 4 – RELATED PARTY TRANSACTIONS

For the years ended December 31, 2007, 2006, 2005, and 2004, officers of the Company paid $8,000, $1,431, $1,612, and $1,612, respectively to cover certain general and administrative expenses of the Company.  In July 2007, the officers gave up their rights to the amount due to them.  As of December 31, 2007, there is $8,000 due to related parties.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In January 2005, the Company engaged Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as its independent registered accountants to audit its financial statements for the years ended December 31, 2002, 2003 and 2004. No services were rendered by other independent accountants during these years.

In April, 2006, Chisholm, Bierwolf & Nilson, LLC terminated its services for the Company due to a disagreement in the accounting treatment of assets and liabilities associated with the pending Heritage litigation and due to the filing of the quarterly report for the period ended September 30, 2005 without auditor review.

In April, 2006, the Company engaged Pollard-Kelley Auditing Services, Inc. as its independent registered public accounting firm to audit its financial statements for the year ended December 31, 2005. Pollard-Kelley reviewed the quarterly report for the period ended September 30, 2006 and determined that there were no material defects that would require an amended filing for the quarter.

Item 8A. Controls and Procedures

(A) Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-KSB is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weakness listed below.

In addition, due to the untimely filing of management’s assessment of internal controls over financial reporting in the original  Form 10-KSB for the year ending December 31, 2007, the Company believes their disclosure control procedures are ineffective as well. The Company plans to remedy this issue by completing their assessment of internal controls over financial reporting in a timely manner in their next 10-K for the year ending December 31, 2008

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2007, certain significant deficiencies in internal control became evident to management that, in the aggregate, represents material weaknesses, including:

During the year ended December 31, 2007, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Because of the inactivity of the Company and lack of operations during the years ended December 31, 2001, 2002, 2003 and portions of the year ended December 31, 2004, the Company did not maintain formal financial books and records. The financial books and records of the Company for these periods were subsequently compiled from documents and records obtained from various sources, including the former officers of the Company. During the latter part of 2004 and to the present, the Company has implemented a full accounting system, and continues to implement procedures and controls to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our year-end 2008 assessment of the effectiveness of our internal control over financial reporting.

(B) Changes in internal controls

During the period covered by this report, there were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers.

As of October 14, 2008, our executive officers and directors, the positions held by them, and their ages are as follows:

Name                                                      Age                      Position

Mark L. Baum                                                      36                      Director, President, Chief Financial Officer and Secretary

Mark L. Baum, Esq., Interim Director, President, Chief Financial Officer and Secretary

Mr. Baum is our Interim Director, President, Chief Financial Officer and Secretary. In 2002, Mr. Baum founded Business Consulting Group Unlimited, Inc., a Southern California-based merchant banking firm. Mr. Baum is a licensed attorney in the State of California Mr. Baum has more than 11 years experience in creating, financing and growing development stage enterprises in a variety of industries. Mr. Baum has participated in numerous public spin-offs, venture fundings, private-to-public mergers, corporate restructurings, asset acquisitions and asset divestitures.

Audit Committee.

We do not have an audit committee.  We do not have a financial expert serving on our board of directors

Code of Ethics

We have adopted a Code of Ethics and Business Conduct on December 31, 2007 authorizing the establishment of a committee to ensure that our disclosure controls and procedures remain effective.  Our Code also defines the standard of conduct expected by our officers, directors and employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2007, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10. Executive Compensation

Set forth below is information concerning the compensation paid for services in all capacities to our President and Executive Officers for the years ended December 31, 2007 and 2006.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards (Shares)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total (Shares)

Mark L. Baum, Esq.(1)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Chief
Executive Officer,	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Treasurer

Michael West(2)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former President and
Chief Executive Officer	2006	-0-	-0-	1,041,667	-0-	-0-	-0-	-0-	1,041,667

C. Anthony Ferracone(3)	2007	-0-	-0-	259,259	-0-	-0-	-0-	-0-	259,259
Former Secretary and
Treasurer	2006	-0-	-0-	1,300,926	-0-	-0-	-0-	-0-	1,300,926

Lawrence Bolton(4)	2007	-0-	-0-	259,259	-0-	-0-	-0-	-0-	259,259
Former President and
Chief Executive Officer	2006	-0-	-0-	259,259	-0-	-0-	-0-	-0-	259,259

(1)	On July 7, 2007, Mr. Mark L. Baum, Esq. was appointed as our President, Chief Executive Officer Secretary, Treasurer and sole Director. Mr. Baum receives no compensation for holding these positions.

(2)	Mr. Michael West held the positions of President and Chief Executive Officer January 1, 2006 until his resignation on October 2, 2006.

(3)	Mr. C. Anthony Ferracone held the positions of Secretary and Treasurer January 1, 2006 until his resignation on July 6, 2007.

(4)	Mr. Lawrence Bolton held the positions of President and Chief Executive Officer October 2, 2006 until his resignation on July 6, 2007.

Option Exercise In Last Fiscal Year And Fiscal Year End Option Values

Our executive officers were not issued any options which could have been exercised during the fiscal years ended December 31, 2006 or 2007.

Directors' Compensation

Our directors have not received any compensation for the year ended December 31, 2007. All Directors during the fiscal year ended December 31, 2007 have been listed in the Executive Compensation table above. All directors may receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings.

Compensation Committee

We have not formed an independent compensation committee.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the 28,747,698 issued and outstanding shares of our common stock as of the date of this report by the following persons:

1.	Each person who is known to be the beneficial owner five percent (5%) or more of our issued and outstanding shares of common stock;
2.	Each of our Directors and executive Officers; and
3.	All of our Directors and Officers as a group

	Title, Class and Percentage of Securities Beneficially Owned
Name and Address	Common		Series A Preferred

Black Forest International, LLC(1)(2)	22,373,635	77.8%	5,000,000	100%
Mark L. Baum (3)	0	0%	0	0%
All Directors and Officers as a Group(4)	0	0%	0	0%

Total	22,373,635	77.8%	5,000,000	100%

(1) (2)
WSITE International Foundation is the beneficial owner of, and has dispositive and voting power over 50% of the 22,373,635 Common Shares and 5,000,000 Series A Preferred Shares of VisiTrade, Inc. held by Black Forest International, LLC. Juan Montes is the trustee of WSITE International Foundation. The address is Suite 1-A #5, Calle Eusebio A. Morales, El Cangrejo, Panama City, Panama.
Fundacion De Las Mercedes is the beneficial owner of, and has dispositive and voting power over  50% of the 22,373,635 shares of VisiTrade, Inc. held by Black Forest International, LLC. Juan Montes is the trustee of Fundacion De Las Mercedes. The address is Suite 1-A #5, Calle Eusebio A. Morales, El Cangrejo, Panama City, Panama.

(3)	The address is 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011.
(4)	Our sole Director and Officer is Mark L. Baum.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this registration statement and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this registration statement

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a.  Exhibits

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

Item 14.                      Principal Accountant Fees and Services

Audit Fees

For the years ended December 31, 2007 and December 31, 2006, Pollard-Kelley Auditing Services, Inc., the Company’s principal accountants, billed the Company $2,000 each year end respectively, for fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-QSB.

Audit-Related Fees

For the years ended December 31, 2007 and December 31, 2006, Pollard-Kelley Auditing Services, Inc. did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under "Audit Fees."

Tax Fees

For the years ended December 31, 2007 and December 31, 2006, Pollard-Kelley Auditing Services, Inc. did not bill for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2007 and December 31, 2006, Pollard-Kelley Auditing Services, Inc. did not bill the Company for fees associated with the preparation and filing of the Company’s registration statements, the creation of pro forma financial statements and other related matters.

Audit Committee Pre-Approval Policies

The Company currently does not have an audit committee.  The Company’ Board of Directors currently approves in advance all audit and non-audit related services performed by the Company’s principal accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VISITRADE, INC.

Date: October 14, 2008                                                                                                          By: /s/ Mark L. Baum
                                        Mark L. Baum
                                        Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 14, 2008                                                                                                          By: /s/ Mark L. Baum
                                        Mark L. Baum
                                        Interim Director, Chief Executive Officer, Chief Financial Officer and Secretary