Form 10-K/A
period 2007-12-31
VisiTrade, Inc.
filed 2010-06-16
CIK 1419577

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

First Amended
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $16,701 based upon the closing price of our common stock which was $0.0027 as last reported on June 7, 2010.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 22,373,635 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 7, 2010, there were 28,559,371 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:                                                                                     None

Transitional Small Business Disclosure Format (Check one):                                                                                                           Yes ☐   No ☒

Preliminary Note:

This First Amended Form 10-K for the period ending December 31, 2007 is being filed in response to comments issued by the SEC in a letter dated November 13, 2008.

As further described in our filings, in early April of 2010, Mark L. Baum, Esq. resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Visitrade, Inc. (the “Company”). Concurrent with Mr. Baum’s resignation, Mr. Ford Sinclair was appointed to fill the positions of President, Chief Executive Officer, Chief Financial Officer, Secretary and sole Director. Immediately following this appointment, Mr. Sinclair worked with the Company in preparing and filing all delinquent filings under the Securities Exchange Act of 1934 with the United States Securities and Exchange Commission. As such, Mr. Sinclair has retroactively executed all such filings, including this Second Amended Form 10.

Visitrade, Inc.

Annual Report on Form 10-KSB

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

Our initial goal and current focus is the completion of our website. This is the backbone of our proposed operations platform and the stepping stone for future business activities. We have had substantial difficulties in the completion of our website. As disclosed in our First Amended Form 10 filed with the SEC on October 15, 2008, we expected to have completed our website and had it operational by late 2008/early 2009. Such completion date has been delayed substantially due initially to technical difficulties with our web design and development, and currently due to lack of adequate capital to fund such development due to current market conditions. Our website completion has been delayed substantially and we currently hope to complete the initial beta version of our software platform by the middle of the third quarter of 2010. Based upon the current status of our software platform and negotiations with our software designers, we currently estimate we will require approximately $45,000 in software design and development costs to complete the final beta version of our website. We currently do not have such funds available. While we are currently searching for additional capital infusion sources, we have also considered offering an equity interest as compensation for the completion of such services if such equity compensation can be offered on terms which the Company finds reasonable. Once the beta version and testing of such version is complete, we may incur additional costs associated with revising and editing such platform. We have no way of knowing what such additional costs will amount to until we are able to test the final beta version of the platform.

 Concurrently with our efforts to develop and complete our website, we have begun negotiations to develop strategic marketing and sales relationships with other Triumph parts and accessory dealers in order to aggregate the inventories of these smaller retailers into our “one stop shop” of Triumph parts and accessories. Although we have begun these negotiations, this goal is secondary to the completion of our website. We expect to begin finalizing these sales and marketing relationships with in the first few months of the completion of our website.  We do not expect to incur material costs or expenses associated with the initial negotiations of these relationships, nor in the eventual finalization of such relationships.

Following the finalization of our website and development of sales and marketing relationships with Triumph parts and accessory dealers and suppliers, we will need to hire additional sales and support staff to assist in the day to day operations. Initially, our plan is to hire one customer support employee and two sales employees to assist in these operations. We estimate payroll expenses associated with hiring a customer support agent to be approximately $35,000 annually. We do not expect to incur fixed costs with the hiring of sales staff as we intend to base sales staff compensation strictly on a commission based model. In addition, we may consider offering our support staff compensation in the form of an equity interest in the Company, although the details of such equity compensation program have not been determined.

As of the date of this report, we have earned no revenues and have not finalized any agreements with any parts distributors. We had begun initial negotiations with Triumph parts and accessory dealers; however, due to our setbacks in the development of our software platform, such negotiations have been put on hold.  We do not expect to begin earning revenues until after the completion of our website. We do not believe we will be able to satisfy our near future cash requirements as we further develop our website and expand our sales network as described above. Before we are able to complete our website and begin to develop our sales and marketing relationships, we believe we will need to finance our operations through proceeds from the issuance of equity securities and loans. Although we have pursued several possible opportunities in connection with such financings, we have not been able to obtain necessary financings on terms we believe are beneficial to the Company. When we are able to secure such funds, they will be used as working capital to fund the completion of our website, the build-out of our sales network and for internal operations.

Once our website has been completed and we begin to generate revenues, in order to increase sales we plan to increase our brand awareness through advertising. We plan to utilize newspaper, trade magazine, trade show, online, and word of mouth advertising outlets.

Further out, we plan to possibly expand our operations into parts manufacturing. Many Triumph parts, especially for older model Triumphs, are scarce. The aim of our website is to offer our customers a central location to find these Triumph parts and accessories. Initially we hope to offer the customer a wide range of parts and accessories from existing manufacturers to choose from. In addition to retailing other manufacturer's parts, we hope to begin manufacturing our own line of Triumph parts and accessories. By initially building the reputability of our name through our retail sales website, we hope to transfer that same customer base and satisfaction with our retail business to our manufacturing business. These manufacturing goals are long term goals and we have taken no affirmative steps towards attaining these goals.

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

We intend to retain any future earnings to retire any future debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

Personnel

We currently do not have any full time employees.   We intend to hire full time employees and additional independent contract labor on an as needed basis when our website is complete.

Item 2. Description of Properties

At present, we do not own any property.  Our executive offices currently consist of shared leased office space located at 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011 and our phone number is 760-804-8844.  The Company subleases approximately 3,000 square feet of office and administrative space, as well as the use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $2,000 per month.

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

2007	Low	High
First Quarter	$.11	.95
Second Quarter	.08	.30
Third Quarter	.05	.25
Fourth Quarter	.04	.06

On June 7, 2010 the closing quotation for our common stock was $0.0027 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

(b) Approximate number of equity security holders.

The approximate number of record holders of the Company's common stock as of June 7, 2010  was 48, which does not include shareholders whose stock is held through securities position listings.

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

In August of 2008, we cancelled 188,344 common shares that were previously issued in error.

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

Results of Operations

Revenues

	Year Ended December 31

	2007	2006

Total Sales	$0	$0

We had no revenues for the year ended December 31, 2007 or for the year ended December 31, 2006.

Net Profit (Loss).

	Year Ended December 31

	2007	2006

Net Profit (Loss)	($2,303,168)	($0)

For the year ended December 31, 2007, we sustained net losses of $2,303,168 as compared with net losses of $0 for the year ended December 31, 2006.

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

This Form 10-K contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-K, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended, will, should, may, expect, anticipate, estimates, projects" or the negative thereof or variations thereon or similar terminology.

Forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risk and uncertainty, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this Form 10-K. These forward-looking statements represent the Company's judgment as of the date of this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

January 5, 2009
Independence, Ohio

VISITRADE, INC.
BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2007	2006

Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 4,000	$ -
Due to related party	8,000	31,916
Total Current Liabilities	12,000	31,916

TOTAL LIABILITIES	12,000	31,916

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 45,000,000 shares
authorized; 28,747,715, 24,815,679 shares issued and outstanding	28,748	24,816
Preferred stock, $.001 par value; 5,000,000 shares
authorized; 5,000,000 and 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	2,257,421	(61,731)
Accumulated deficit	(2,303,169)	(1)
Total stockholders' deficit	(12,000)	(31,916)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

VISTRADE, INC.
STATEMENTS OF OPERATIONS

			From Inception
	For the Years Ended		April 4, 2004
	December 31,	December 31,	through
	2007	2006	December 31,
			2007
Revenue	$ -	$ -	$ -

Selling, general and administrative expenses	12,000	-	12,001
Loss from operations	(12,000)	-	(12,001)

Other Income:
Gain from extinguished debt	31,916	-	31,916
Total income from continuing operations	19,916	-	19,915

Discontinued Operations:
Loss from discontinued trading platform operations	(2,323,084)	-	(2,323,084)
Provision for income taxes	-	-	-

Net income (loss)	$ (2,303,168)	$ -	$ (2,303,169)

Loss per common share:
Continuing operations	$ 0.00	$ -	$ 0.00
Discontinued operations	$ (0.08)	$ -	$ (0.10)
Loss per share-basic and diluted	$ (0.08)	$ -	$ (0.10)

Weighted average shares outstanding	28,616,137	20,736,540	22,414,088

The accompanying notes are an integral part of these financial statements.

VISITRADE, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
From April 4, 2004 date of inception, through December 31, 2007

	Common Stock		Preferred Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid -In Capital	Deficit	Deficit
Issuance of founder shares	19,852,723	$19,853	-	$-	$(19,852)	$-	$1

Net Income for year ended December 31, 2004						(1)	(1)
Balance at December 31, 2004	19,852,723	19,853	-	-	(19,852)	(1)	-

Net Income for year ended December 31, 2005						-	-
Balance at December 31, 2005	19,852,723	19,853	-	-	(19,852)	(1)	-

Stock issued in reverse merger	4,963,180	4,963	5,000,000	5,000	(41,879)	-	(31,916)

Cancellation of fractional shares	(224)	-	-	-	-	-	-

Net loss for the year ended December 31, 2006						-	-
Balance at December 31, 2006	24,815,679	24,816	5,000,000	5,000	(61,731)	(1)	(31,916)

Stock issued for services	4,592,036	4,592	-	-	2,380,492	-	2,385,084

Cancellation of shares issued for services	(660,000)	(660)	-	-	(61,340)	-	(62,000)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(2,303,168)	(2,303,168)
Balance at December 31, 2007	28,747,715	$28,748	5,000,000	$5,000	$2,257,421	$(2,303,169)	$(12,000)

The accompanying notes are an integral part of these financial statements.

VISITRADE, INC.
STATEMENTS OF CASH FLOWS
			For the period
			April 4, 2004
	For the years ended		through
	December 31,	December 31,	December 31,
	2007	2006	2007

NET CASH FROM OPERATING ACTIVITIES:
Net loss	$ (2,303,168)	$ -	$ (2,303,169)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for services	2,323,084	-	2,323,084
Changes in assets and liabilities, net of effects from acquisitions
Increase (decrease) in accrued expenses	4,000	-	4,000
Increase (decrease) in due to related party	(23,916)	-	(23,916)
Net cash provided by operating activities	-	-	(1)
NET CASH FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1
Net cash provided by financing activities	-	-	1

Net increase in cash and cash equivalents	-	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ -	$ -	$ -

Interest expense	$ -	$ -	$ -
Income taxes	-	-	-
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Liabilities assumed during reverse merger	$ 31,916	$ -	$ 31,916
Stock issued in exchange of services rendered	2,323,084	-	2,323,084
Extinguished accrued debt	4,000	-	4,000

The accompanying notes are an integral part of these financial statements.

VISITRADE, INC.
Notes to the Financial Statements
for the years ended December 31,  2007 and 2006

NOTE 1    ORGANIZATION

USI Communications, Inc. (the “Company”) was incorporated on March 2, 1998 in the state of Nevada. The company provided engineering, rental and program services to the broadcast industry, video production, and manufacture of mobile and fixed video equipment. The Company conducted operations from facilities located in North Carolina and ceased operation in August 2000. On July 9, 2002, the Company filed a Certificate of Amendment to their Articles of Incorporation effectively changing their corporate name to Square Shooter, Inc. As Shooter, Inc., the Company designed, developed and marketed a water irrigation system designed to conserve water consumption. On November 1, 2006, the Company entered into an asset purchase agreement with VisiTrade, LLC, a Nevada limited liability company, where the Company purchased certain software that acted as a trading platform for financial market participants.  Visitrade, LLC was formed on April 4, 2004 and prior to such asset purchase agreement had no business operations.  The Company filed a Certificate of Amendment to their Articles of Incorporation effectively changing their corporate name to VisiTrade, Inc.  The Company ceased operations as VisiTrade, Inc. in early 2007. In October of 2007, the Company resumed operations as an online retailer of aftermarket Triumph motorcycle parts, accessories and apparel.

NOTE 2 SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated balance sheet include the accounts of Visitrade, Inc. and its’ wholly owned subsidiaries, thereby reflecting the transactions related to the November 1, 2006 effective date of the asset purchase agreement. The consolidated statements of operations include the operations of the predecessor entity, Visitrade, LLC since November 1, 2006, the effective date of the acquisition of the Visitrade, LLC business.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Method

The financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Provision for Income Taxes

The Company accounts for income taxes according to the provisions of US GAAP.  Recognition of deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. US GAAP requires a company to determine whether it is more likely than not that the tax position will be sustained, will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of US GAAP, the Company performed a review of its material tax positions in accordance with recognition and measurement standards.

The components of income tax expense are as follows:
	for the year ended	for the year ended
	December 31,	December 31,
	2007	2006
Federal taxes	-	-
State taxes	-	-
Benefit of utilization of operating loss carryforward	(783,077)	-
Taxes	-	-
Change in Valuation Allowance	783,077	-
Income Tax Expense	-	-

As of December 31, 2007, we had a net operating loss (NOL) carryforward of $ 2,303,168. These NOL carryforwards begin to expire in the year 2024.

Deferred tax assets and the valuation account are as follows at:

	December 31,	December 31,
	2007	2006
NOL Carryforward	(783,077)	(0)
Valuation Allowance	783,077	0
Net deferred tax assets	-	-

Basic Net Loss per Share of Common Stock

In accordance with US GAAP, basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  There are no convertible instruments or stock options that are convertible into common stock.

	for the year ended	for the year ended
	December 31,	December 31,
	2007	2006

Numerator – (loss)	(2,303,168)	-
Denominator – weighted avg.
number of shares outstanding	28,616,137	20,736,540
Loss per share – basic and diluted	$ (0.08)	$ -

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for the Company’s third quarter financial statements and the principal impact on the financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). The amendments in this ASU apply to all entities that measure liabilities at fair value and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU. The guidance provided in this ASU is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-13 “Revenue recognition – Multiple deliverable revenue arrangements”. The ASU provides amendments to the criteria in “Revenue recognition – multiple element arrangements” for separating consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating this ASU.

 Financial Instruments

In determining fair value, the Company uses various valuation approaches within the US GAAP fair value measurement framework. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  US GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. US GAAP defines levels within the hierarchy based on the reliability of inputs as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3 - Unobservable inputs based on the Company’s assumptions.

US GAAP requires the use of observable market data if such data is available without undue cost and effort.  The Company’s adoption of US GAAP did not result in any changes to the accounting for its financial assets and liabilities.

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of and December 31, 2007 and 2006.

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

The company ceased operations related to the trading platform system in early 2007.

Accounts Receivable

We must make judgments about the collectability of our accounts receivable to be able to present them at their net realizable value on the balance sheet. We analyze the aging of our customer accounts and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of December 31, 2007, we had no allowance for bad debts since we deemed that 100% of the amount in Accounts Receivable is collectible.

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and marketable securities. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. All of the Company’s investment in marketable securities are considered “available-for-sale” and are carried at their fair value, with unrealized gains and losses (net of income taxes) that are temporary in nature recorded in accumulated other comprehensive income (loss) in the accompanying balance sheets. The fair values of the Company’s investments in marketable securities are determined based on market quotations.

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment for the years ended December 31, 2007 and 2006.

NOTE 3    GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Because of the recurring operating losses, no revenues and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.   The Company’s continuation as a going concern is dependent on attaining profitable operations, and obtaining additional outside financing.  The Company has funded losses from operations primarily from the issuance of debt.  The Company believes that the issuance of equity and debt will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.

NOTE 4    DISCONTINUED OPERATIONS

Due to a significant lack of revenues and cash flow, management made the decision to discontinue operations related to the trading platform system during the year of 2007.  In accordance with, US GAAP no proceeds were recognized from the sale of assets, due to no assets being sold.  The Company incurred a loss of $2,303,168 from the discontinued operations for the year ended December 31, 2007.  The discontinuation of operations will impact future cash flows, as the company will no longer rely on any cash inflow from revenues.  Management’s plans to generate future cash flow will come from continued operations of our online retailer website and raising additional capital through either debt or equity instruments.  There are no significant past, present or expected upcoming cash uses as a result of the discontinuation of operations.

NOTE 5    REVERSE ACQUISITION

On November 1, 2006, the Company entered into an asset purchase agreement with VisiTrade, LLC, a Nevada limited liability company, where the Company purchased certain software that acted as a trading platform for financial market participants.  Pursuant to the asset purchase agreement the company acquire 100% ownership of Visitrade, LLC.  The assets and business that were acquired by the company as a result of the share exchange were comprised primarily of certain software rights that acted as a trading platform for financial market participants.

This transaction was accounted for as a reverse acquisition. As a result, all financial information prior to November 1, 2006 is that of VisiTrade, LLC.  Following the merger, a reverse merger adjustment was made to reflect Visitrade, Inc.’s. capital structure.  All of the assets and liabilities acquired in the reverse acquisition were recorded at cost.

The following is a condensed balance sheet disclosing the values of the Visitrade, Inc. assets and liabilities acquired.

 Assets
Total Assets	$ -
Liabilities and Stockholders’ Deficit
Total Liabilities	$ 31,916
Stockholders’ Deficit	(31,916)
Total Liabilities and Stockholders’ Deficit	$ -

The following represents the approximate pro-forma effect assuming the acquisition with the companies had occurred on January 1, the beginning of the Company’s fiscal year, including proforma adjustments for depreciation and interest expense.
for the year ended
December 31,
2006

Net Loss	$ (299,348)
Earnings per share	$ (0.01)

NOTE 6    RELATED PARTY TRANSACTIONS

For the years ended December 31, 2007 and 2006 there was $8,000, and $0 owed to the Noctua Fund Manager, LLC, respectively and no payments have been made to Noctua Fund Manager, LLC.  Mark L. Baum, Esq., Visitrade’s former CEO, is a managing member of Noctua Fund Manager, LLC.

For the year ended December 31, 2006, the Company assumed $31,916 in related party debt, which were monies provided by officers of the company to cover certain general and administrative expenses of the Company.  In July 2007, the officers gave up their rights to the amount due to them.

NOTE 7    ISSUANCE OF SHARES FOR SERVICES – STOCK OPTIONS

In accordance with US GAAP,  the Company has expensed all share-based payment transactions to employees and non-employees at fair value in or over the period that the award was earned and performance complete.  Fair value was measured by the stock value upon the date the counterparty’s performance was complete since there were no performance commitments.

NOTE 8    COMMON STOCK

During the year ended December 31, 2006, the Company issued 4,963,180 common shares as part of the reverse merger and recapitalization with Square Shooter, Inc. in exchange for 100% of the membership interest in VisiTrade, LLC.

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

NOTE 9    PREFERRED STOCK

During the year ended December 31, 2006 the Company issued 5,000,000 shares of preferred stock. These shares vote at a ratio of ten-to-one (10-1) with common shares.  The shares are not convertible to common shares.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

(A) Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weakness listed below. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

In addition, due to the untimely filing of management’s assessment of internal controls over financial reporting in the original  Form 10-K for the year ending December 31, 2007, the Company believes their disclosure control procedures are ineffective as well. The Company plans to remedy this issue by completing their assessment of internal controls over financial reporting in a timely manner in their subsequent Form 10-K filings going forward.

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

Item 8B. Other Information.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers.

The following table sets forth, as of the date of this report, the name, age and position of our sole director, executive officers and other significant employees:

Officers and Directors

NAME	AGE	SINCE	POSITION

Ford Sinclair	43	2010	Chief Executive Officer, Principal Financial Officer, Secretary and Sole Director

The backgrounds of our directors, executive officers and significant employees are as follows:

Ford Sinclair, Chief Executive Officer, Principal Financial Officer, Secretary and Sole Director.

Mr. Sinclair is our Chief Executive Officer, Principal Financial Officer, Secretary and our sole Director and has been since April of 2010. Mr. Sinclair is not a full time employee and has other outside commitments.  Mr. Sinclair brings an impressive background of success to the Company, specializing in business development, mergers and acquisitions, and new market development for a variety of companies. In 2000 through to 2004, Mr. Sinclair has been directly responsible for completing successful acquisitions of Global Golf Holdings. Since 2004, Mr. Sinclair has been the President and CEO for Banis Business Development Group, a management and consulting firm. Mr. Sinclair currently also serves as Director for Ice House Data Centers, Inc. Mr. Sinclair does not beneficially own any Company securities. Mr. Sinclair devotes approximately 10-20 hours per week to the Company’s business and management.

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

Item 10. Executive Compensation

The following table summarizes all of the annual compensation paid to all of the company’s named executive officers for the years ended December 31, 2009, 2008, 2007 and 2006:

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards (Shares)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total (Shares)

Ford Sinclair.(1)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer,
Principal Financial Officer,	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Secretary
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mark L. Baum, Esq.(2)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former Chief Executive
Officer, Principal Financial	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Officer and Secretary
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Michael West(3)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former President and
Chief Executive Officer	2006	-0-	-0-	1,041,667	-0-	-0-	-0-	-0-	1,041,667

C. Anthony Ferracone(4)	2007	-0-	-0-	259,259	-0-	-0-	-0-	-0-	259,259
Former Secretary and
Treasurer	2006	-0-	-0-	1,300,926	-0-	-0-	-0-	-0-	1,300,926

Lawrence Bolton(5)	2007	-0-	-0-	259,259	-0-	-0-	-0-	-0-	259,259
Former President and
Chief Executive Officer	2006	-0-	-0-	259,259	-0-	-0-	-0-	-0-	259,259

(1)
On April 1, 2010, Mr. Ford Sinclair was appointed as our Chief Executive Officer, Secretary, Treasurer and sole Director. Mr. Sinclair currently receives no employment compensation for holding these positions.

(2)	Mr. Mark L. Baum, Esq. held the positions of Chief Executive Officer, Secretary, Treasurer and sole Director from July 7, 2007 until his resignation on April 1, 2010.

(3)	Mr. Michael West held the positions of President and Chief Executive Officer January 1, 2006 until his resignation on October 2, 2006.

(4)	Mr. C. Anthony Ferracone held the positions of Secretary and Treasurer January 1, 2006 until his resignation on July 6, 2007.

(5)	Mr. Lawrence Bolton held the positions of President and Chief Executive Officer October 2, 2006 until his resignation on July 6, 2007.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the 28,747,704 issued and outstanding shares of our common stock as of the date of this registration statement by the following persons:

1.	Each person who is known to be the beneficial owner five percent (5%) or more of our issued and outstanding shares of common stock;
2.	Each of our Directors and executive Officers; and
3.	All of our Directors and Officers as a group

	Title, Class and Percentage of Securities Beneficially Owned
Name and Address	Common		Series A Preferred

Noctua Fund, LP(1)	22,373,635	77.8%	5,000,000	100%
Ford Sinclair (2)	0	0%	0	0%
All Directors and Officers as a Group(3)	0	0%	0	0%

Total	22,373,635	77.8%	5,000,000	100%

(1)
The address for Noctua Fund, L.P. is c/o Noctua Fund Manager, LLC, 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011.  Noctua Fund Manager, LLC is an entity equally beneficially owned and controlled by Mark L. Baum and James B. Panther II through entities owned or controlled by them.  Such persons are non-voting minority limited partners in the Noctua Fund, L.P. itself.

(2)	The address is 2038 Corte del Nogal, Suite 110, Carlsbad, California 92008.
(3)	Our sole Director and Officer is Ford Sinclair.

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

None.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a.  Exhibits

Exhibit #	Title

3.1	Articles of Incorporation. (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

3.2	Certificate of Amendment to Articles of Incorporation dated July 7, 2003 (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

3.2	Bylaws (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

14.1	Code of Ethics. (Attached as an exhibit to our Form 10-KSB filed with the SEC on October 15, 2008 and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

All Other Fees

For the years ended December 31, 2007 and December 31, 2006, Pollard-Kelley Auditing Services, Inc. did not bill the Company for fees associated with the preparation and filing of the Company’s filings, the creation of pro forma financial statements and other related matters.

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

VISITRADE, INC.

Date: June 15, 2010                                                                            /s/ Ford F. Sinclair
By: Ford F. Sinclair
Its: Chief Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 15, 2010                                                                               /s/ Ford F. Sinclair
By: Ford F. Sinclair
Its: Director