Form 10-Q/A
period 2008-03-31
VisiTrade, Inc.
filed 2010-06-16
CIK 1419577

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
First Amended
FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-52982

VISITRADE, INC.

Nevada		74-3197968
(State or other jurisdiction		(IRS Employer
of Incorporation)		Identification Number)
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

28,559,371 common shares outstanding, $0.001 par value, as of June 7, 2010

 Preliminary Note:

As further described in our filings, in early April of 2010, Mark L. Baum, Esq. resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Visitrade, Inc. (the “Company”). Concurrent with Mr. Baum’s resignation, Mr. Ford Sinclair was appointed to fill the positions of President, Chief Executive Officer, Chief Financial Officer, Secretary and sole Director. Immediately following this appointment, Mr. Sinclair worked with the Company in preparing and filing all delinquent filings under the Securities Exchange Act of 1934 with the United States Securities and Exchange Commission. As such, Mr. Sinclair has retroactively executed all such filings, including this First Amended Form 10-Q.

This First Amended Form 10-Q for the period ending March 31, 2008 is being filed in response to comments issued by the SEC in a letter dated November 13, 2008.

PART I

ITEM 1.                                                         FINANCIAL STATEMENTS

     Pollard-Kelley Auditing Services, Inc
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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

January 5, 2009
Independence, Ohio

VISITRADE, INC.
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2008	2007
	(Unaudited)
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$-	$4,000
Due to related party	8,000	8,000
Total Current Liabilities	8,000	12,000

TOTAL LIABILITIES	8,000	12,000

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 45,000,000 shares authorized;
28,747,715 and 28,747,715 shares issued and outstanding	28,748	28,748
Preferred stock, $.001 par value; 5,000,000 shares authorized;
5,000,000 and 5,000,000 issued and outstanding	5,000	5,000
Additional paid-in capital	2,257,421	2,257,421
Accumulated deficit	(2,299,169)	(2,303,169)
Total stockholders' deficit	(8,000)	(12,000)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying unaudited notes are an integral part of these financial statements.

VISITRADE, INC.
STATEMENTS OF OPERATIONS

			From Inception
	For the three months ended		April 4, 2004
	March 31, 2008	March 31, 2007	through
			March 31, 2008
	(unaudited)		(unaudited)
Revenue	$-	$-	$-

Selling, general and administrative expenses	-	-	12,001
Loss from operations	-	-	(12,001)

Other Income:
Gain from extinguished debt	4,000	-	35,916
Total loss from continuing operations	4,000	-	23,915

Discontinued Operations:
Loss from discontinued trading platform operations	-	(2,048,356)	(2,323,084)
Provision for income taxes	-	-	-

Net income (loss)	$4,000	$(2,048,356)	$(2,299,169)

Loss per common share:
Continuing operations	$0.00	$-	$0.00
Discontinued operations	$-	$(0.07)	$(0.10)
Loss per share-basic and diluted	$0.00	$(0.07)	$(0.10)

Weighted average shares outstanding	28,747,715	27,755,592	22,809,397

The accompanying unaudited notes are an integral part of these financial statements.

VISITRADE, INC.
STATEMENTS OF CASH FLOWS
			For the period
			April 4, 2004
	For the three months ended		through
	March 31, 2008	March 31, 2007	March 31, 2008
	(Unaudited)		(Unaudited)
NET CASH FROM OPERATING ACTIVITIES:
Net loss	$4,000	$(2,048,356)	$(2,299,169)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for services	-	2,048,356	2,323,084
Changes in assets and liabilities, net of effects from acquisitions
Increase (decrease) in accrued expenses	(4,000)	-	-
Increase (decrease) in due to related party	-	-	(23,916)
Net cash provided by operating activities	-	-	(1)
NET CASH FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1
Net cash provided by financing activities	-	-	1

Net increase in cash and cash equivalents	-	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD			-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Liabilities assumed during reverse merger	$-	$-	$31,916
Stock issued in exchange of services rendered	-	-	2,323,084

The accompanying unaudited notes are an integral part of these financial statements.

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

RECENT DEVELOPMENTS

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

As of the date of this report, we have earned no revenues and have not finalized any agreements with any parts distributors. We had begun initial negotiations with Triumph parts and accessory dealers, however, due to our setbacks in the development of our software platform, such negotiations have been put on hold.  We do not expect to begin earning revenues until after the completion of our website. We do not believe we will be able to satisfy our near future cash requirements as we further develop our website and expand our sales network as described above. Before we are able to complete our website and begin to develop our sales and marketing relationships, we believe we will need to finance our operations through proceeds from the issuance of equity securities and loans. Although we have pursued several possible opportunities in connection with such financings, we have not been able to obtain necessary financings on terms we believe are beneficial to the Company. When we are able to secure such funds, they will be used as working capital to fund the completion of our website, the build-out of our sales network and for internal operations.

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

RESULTS OF OPERATIONS

During the periods ended March 31, 2008 and 2007, the Company had no revenues from operations.

The Company had $0 in total operating expenses from continuing operations for the three months ended March 31, 2008 and 2007.

For the current fiscal year, the Company anticipates incurring a loss. The Company anticipates that until the website is completed and operational, it will not generate revenues, and may continue to operate at a loss after completing the website, depending upon the performance of the future business.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had total assets of $0 and total liabilities of $8,000, resulting in a working capital deficiency of $8,000. The Company had a stockholders' deficit of $2,299,169 at March 31, 2008.

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

None.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2008, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

In addition to those material weaknesses identified in our Form 10-K for the year ended December 31, 2007, we have identified additional material weaknesses related to the timely filing of periodic reports required under the Exchange Act. We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles to ensure our filings under the Exchange Act were timely filed. Specifically, due to the fact this form 10-Q was not timely filed, we have concluded such information required by this report was not recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Such information was not accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Although we are currently attempting to address such material weaknesses, during our most recently completed fiscal quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on June 15, 2010, by the undersigned, thereunto duly authorized.

VISITRADE, INC. /s/ Ford F. Sinclair By: Ford F. Sinclair Its: Chief Executive Officer and Principal Accounting Officer