Form 10-Q/A
period 2008-06-30
VisiTrade, Inc.
filed 2010-06-16
CIK 1419577

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

This First Amended Form 10-Q for the period ending June 30, 2008 is being filed in response to comments issued by the SEC in a letter dated November 13, 2008.

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

VISTRADE, INC.
STATEMENTS OF OPERATIONS

					From Inception
					April 4, 2004
	For the three months ended		For the six months ended		through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
	(unaudited)				(unaudited)
Revenue	$-	$-	$-	$-	$-

Selling, general and administrative expenses	-	-	-	-	12,001
Loss from operations	-	-	-	-	(12,001)

Other Income:
Gain from extinguished debt	-	-	4,000	-	35,916
Total loss from continuing operations	-	-	4,000	-	23,915

Discontinued Operations:
Loss from discontinued trading platform operations	-	(274,728)	-	(2,323,084)	(2,323,084)
Provision for income taxes	-	-	-	-	-

Net income (loss)	$-	$(274,728)	$4,000	$(2,323,084)	$(2,299,169)

Loss per common share:
Continuing operations	$-	$-	$0.00	$-	$0.00
Discontinued operations	$-	$(0.01)	$-	$(0.08)	$(0.10)
Loss per share-basic and diluted	$-	$(0.01)	$0.00	$(0.08)	$(0.10)

Weighted average shares outstanding	28,747,715	29,123,155	28,747,715	28,443,151	23,158,259

The accompanying unaudited notes are an integral part of these financial statements.

VISITRADE, INC.
STATEMENTS OF CASH FLOWS
			For the period
			April 4, 2004
	For the six months ended		through
	June 30, 2008	June 30, 2007	June 30, 2008
	(Unaudited)		(Unaudited)
NET CASH FROM OPERATING ACTIVITIES:
Net loss	$4,000	$(2,323,084)	$(2,299,169)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for services	-	2,323,084	2,323,084
Changes in assets and liabilities, net of effects from acquisitions
Increase (decrease) in accrued expenses	(4,000)	-	-
Increase (decrease) in due to related party	-		(23,916)
Net cash provided by operating activities	-	-	(1)
NET CASH FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1
Net cash provided by financing activities	-	-	1

Net increase in cash and cash equivalents	-	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD			-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Liabilities assumed during reverse merger	$-	$-	$31,916
Stock issued in exchange of services rendered	-	-	2,323,084

The accompanying unaudited notes are an integral part of these financial statements.

VISITRADE, INC.
Notes to the Financial Statements
For the six months ended June 30, 2008

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

RESULTS OF OPERATIONS

During the periods ended June 30, 2008 and 2007, the Company had no revenues from operations.

The Company had $0 in total operating expenses from continuing operations for the three months ended June 30, 2008 and 2007.

For the current fiscal year, the Company anticipates incurring a loss. The Company anticipates that until the website is completed and operational, it will not generate revenues, and may continue to operate at a loss after completing the website, depending upon the performance of the future business.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had total assets of $0 and total liabilities of $8,000, resulting in a working capital deficiency of $8,000. The Company had a stockholders' deficit of $2,299,169 at June 30, 2008.

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

Although we are currently attempting to address such material weaknesses, during our most recently completed fiscal quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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