Form 10-Q/A
period 2008-09-30
VisiTrade, Inc.
filed 2010-06-16
CIK 1419577

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

This First Amended Form 10-Q for the period ending September 30, 2008 is being filed in response to comments issued by the SEC in a letter dated November 13, 2008.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

January 5, 2009
Independence, Ohio

VISITRADE, INC.
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2008	2007
	(Unaudited)
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,000	$4,000
Due to related party	20,518	8,000
Total Current Liabilities	22,518	12,000

TOTAL LIABILITIES	22,518	12,000

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 45,000,000 shares authorized;
28,747,698 and 28,747,715 shares issued and outstanding	28,748	28,748
Preferred stock, $.001 par value; 5,000,000 shares authorized;
5,000,000 and 5,000,000 issued and outstanding	5,000	5,000
Additional paid-in capital	2,257,421	2,257,421
Accumulated deficit	(2,313,687)	(2,303,169)
Total stockholders' deficit	(22,518)	(12,000)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying unaudited notes are an integral part of these financial statements.

VISITRADE, INC.
STATEMENTS OF OPERATIONS

					From Inception
					April 4, 2004
	For the three months ended		For the nine months ended		through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
	(unaudited)		(unaudited)		(unaudited)
Revenue	$-	$-	$-	$-	$-

Selling, general and administrative expenses	14,518	-	14,518	-	26,519
Loss from operations	(14,518)	-	(14,518)	-	(26,519)

Other Income:
Gain from extinguished debt	-	31,916	4,000	31,916	35,916
Total loss from continuing operations	(14,518)	31,916	(10,518)	31,916	9,397

Discontinued Operations:
Loss from discontinued trading platform operations	-	(274,728)	-	(2,323,084)	(2,323,084)
Provision for income taxes	-	-	-	-	-

Net income (loss)	$(14,518)	$(242,812)	$(10,518)	$(2,291,168)	$(2,313,687)

Loss per common share:
Continuing operations	$(0.00)	$0.00	$(0.00)	$0.00	$0.00
Discontinued operations	$-	$(0.01)	$-	$(0.08)	$(0.10)
Loss per share-basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.08)	$(0.10)

Weighted average shares outstanding	28,747,706	28,764,019	28,747,712	28,571,795	23,471,622

The accompanying unaudited notes are an integral part of these financial statements.

VISITRADE, INC.
STATEMENTS OF CASH FLOWS
			For the period
			April 4, 2004
	For the nine months ended		through
	September 30, 2008	September 30, 2007	September 30, 2008
	(Unaudited)		(Unaudited)
NET CASH FROM OPERATING ACTIVITIES:
Net loss	$(10,518)	$(2,291,168)	$(2,313,687)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for services	-	2,323,084	2,323,084
Changes in assets and liabilities, net of effects from acquisitions
Increase (decrease) in accrued expenses	(2,000)	(31,916)	2,000
Increase (decrease) in due to related party	12,518	-	(11,398)
Net cash provided by operating activities	-	-	(1)
NET CASH FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1
Net cash provided by financing activities	-	-	1

Net increase in cash and cash equivalents	-	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD			-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Liabilities assumed during reverse merger	$-	$31,916	$31,916
Stock issued in exchange of services rendered	-	2,323,084	2,323,084
Extinguished accrued debt	4,000	-	4,000

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

NOTE 2.    EQUITY TRANSACTIONS

During August of 2008, 17 common shares were cancelled due to rounding related to a reverse merger      that occurred in 2006.

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

RESULTS OF OPERATIONS

During the periods ended September 30, 2008 and 2007, the Company had no revenues from operations.

The Company had $14,518 in total operating expenses from continuing operations for the three months ended September 30, 2008 as compared with $0 in total operating expenses from continuing operations for the three months ended September 30, 2007.

For the current fiscal year, the Company anticipates incurring a loss. The Company anticipates that until the website is completed and operational, it will not generate revenues, and may continue to operate at a loss after completing the website, depending upon the performance of the future business.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had total assets of $0 and total liabilities of $22,518, resulting in a working capital deficiency of $22,518. The Company had a stockholders' deficit of $2,213,687 at September 30, 2008.

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

Although we are currently attempting to address such material weaknesses, during our most recently completed fiscal quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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