Form 10-K
period 2008-12-31
VisiTrade, Inc.
filed 2010-06-16
CIK 1419577

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Securities registered pursuant to Section 12(b) of the Act:                                                                                                None
                Securities registered pursuant to Section 12(g) of the Act:                                                                                                $.001 par value common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes 0  No ☒

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

Documents Incorporated by Reference:                                                                                     None

Transitional Small Business Disclosure Format (Check one):                                                                                                           Yes ☐   No ☒

Preliminary Note:

As further described in our filings, in early April of 2010, Mark L. Baum, Esq. resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Visitrade, Inc. (the “Company”). Concurrent with Mr. Baum’s resignation, Mr. Ford Sinclair was appointed to fill the positions of President, Chief Executive Officer, Chief Financial Officer, Secretary and sole Director. Immediately following this appointment, Mr. Sinclair worked with the Company in preparing and filing all delinquent filings under the Securities Exchange Act of 1934 with the United States Securities and Exchange Commission. As such, Mr. Sinclair has retroactively executed all such filings, including this Form 10-K.

 Visitrade, Inc.

Annual Report on Form 10-K

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

2008	Low	High
First Quarter	$.07	.01
Second Quarter	.02	.007
Third Quarter	.02	.02
Fourth Quarter	.007	.02

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

In August of 2008, 17  common shares were cancelled due to rounding related to a reverse merger that occurred in 2006.

In November of 2008, 6 common shares were issued due to rounding related to a reverse merger that occurred in 2006.

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

During the year ended December 31, 2008, neither the Company nor any of its affiliates purchased any equity securities of the Company or on behalf of the Company.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Revenues

	Year Ended December 31

	2008	2007

Total Sales	$0	$0

We had no revenues for the year ended December 31, 2008 or for the year ended December 31, 2007.

Net Profit (Loss).

	Year Ended December 31

	2008	2007

Net Profit (Loss)	($46,518)	$19,916

For the year ended December 31, 2008, we sustained net losses of $46,518 as compared with a net profit of $19,916 for the year ended December 31, 2007.  The increase in net loss is attributed to increased costs associated with general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2008, the Company had assets of $0. There were liabilities of $58,518 due to related parties. Current assets of $0 and current liabilities of $58,518 resulted in a working capital deficiency of $58,518.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

CONTENTS

Report of Independent Registered Public Accounting Firm – 2008

Balance Sheet

Statements of Operations

Statements of Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

Hamilton PC
2121 S. Oneida St., Suite 312
Denver, CO  80224
P: (303) 548-8072
F: (888) 466-4216
cpaeah@msn.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Visitrade, Inc.

We have audited the accompanying balance sheets of Visitrade, Inc., and subsidiaries as of December 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financials statements of Visitrade, Inc. and subsidiaries as of December 31, 2007, were audited by other auditors whose report dated October 6, 2008, expressed an unqualified opinion with a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that Visitrade, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, Visitrade, Inc. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visitrade, Inc. and subsidiaries as of December 31, 2008, and the result of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting  principles.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
April 30, 2010

VISITRADE, INC.
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2008	2007

Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$-	$4,000
Due to related party	58,518	8,000
Total Current Liabilities	58,518	12,000

TOTAL LIABILITIES	58,518	12,000

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 45,000,000 shares authorized;
28,747,704 and 28,747,715 shares issued and outstanding	28,748	28,748
Preferred stock, $.001 par value; 5,000,000 shares
authorized; 5,000,000 and 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	2,257,421	2,257,421
Accumulated deficit	(2,349,687)	(2,303,169)
Total stockholders' deficit	(58,518)	(12,000)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

VISTRADE, INC.
STATEMENTS OF OPERATIONS

			From Inception
	For the Years Ended		April 4, 2004
	December 31,	December 31,	through
	2008	2007	December 31,
			2008
Revenue	$-	$-	$-

Selling, general and administrative expenses	50,518	12,000	62,519
Loss from operations	(50,518)	(12,000)	(62,519)

Other Income:
Gain from extinguished debt	4,000	31,916	35,916
Total loss from continuing operations	(46,518)	19,916	(26,603)

Discontinued Operations:
Loss from discontinued trading platform operations	-	(2,323,084)	(2,323,084)
Provision for income taxes	-	-	-

Net income (loss)	$(46,518)	$(2,303,168)	$(2,349,687)

Loss per common share:
Continuing operations	$(0.00)	$0.00	$(0.00)
Discontinued operations	$-	$(0.08)	$(0.10)
Loss per share-basic and diluted	$(0.00)	$(0.08)	$(0.10)

Weighted average shares outstanding	28,747,709	28,616,137	23,751,714

The accompanying notes are an integral part of these financial statements.

VISITRADE, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
From April 4, 2004 date of inception, through December 31, 2008

	Common Stock		Preferred Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid -In Capital	Deficit	Deficit
Issuance of founder shares	19,852,723	$ 19,853	-	$ -	$ (19,852)	$ -	$ 1

Net Income for year ended December 31, 2004						(1)	(1)
Balance at December 31, 2004	19,852,723	19,853	-	-	(19,852)	(1)	-

Net Income for year ended December 31, 2005						-	-
Balance at December 31, 2005	19,852,723	19,853	-	-	(19,852)	(1)	-

Stock issued in reverse merger	4,963,180	4,963	5,000,000	5,000	(41,879)	-	(31,916)

Cancellation of fractional shares	(224)	-	-	-	-	-	-

Net loss for the year ended December 31, 2006						-	-
Balance at December 31, 2006	24,815,679	24,816	5,000,000	5,000	(61,731)	(1)	(31,916)

Stock issued for services	4,592,036	4,592	-	-	2,380,492	-	2,385,084

Cancellation of shares issued for services	(660,000)	(660)	-	-	(61,340)	-	(62,000)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(2,303,168)	(2,303,168)
Balance at December 31, 2007	28,747,715	28,748	5,000,000	5,000	2,257,421	(2,303,169)	(12,000)

Cancelled shares due to rounding	(11)	-			-		-

Net loss for the year ended December 31, 2008	-	-	-	-	-	(46,518)	(46,518)
Balance at December 31, 2008	28,747,704	$ 28,748	5,000,000	$ 5,000	$ 2,257,421	$ (2,349,687)	(58,518)

The accompanying notes are an integral part of these financial statements.

VISITRADE, INC.
STATEMENTS OF CASH FLOWS
			For the period
			April 4, 2004
	For the Years Ended		through
	December 31,	December 31,	December 31,
	2008	2007	2008

NET CASH FROM OPERATING ACTIVITIES:
Net loss	$(46,518)	$(2,303,168)	$(2,349,687)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for services	-	2,323,084	2,323,084
Changes in assets and liabilities, net of effects from acquisitions
Increase (decrease) in accrued expenses	(4,000)	4,000	-
Increase (decrease) in due to related party	50,518	(23,916)	26,602
Net cash provided by operating activities	-	-	(1)
NET CASH FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1
Net cash provided by financing activities	-	-	1

Net increase in cash and cash equivalents	-	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD		-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Liabilities assumed during reverse merger	$-	$31,916	$31,916
Stock issued in exchange of services rendered	-	2,323,084	2,323,084
Extinguished accrued debt	-	4,000	4,000

The accompanying notes are an integral part of these financial statements.

VISITRADE, INC.
Notes to the Financial Statements
for the years ended December 31, 2008 and 2007

NOTE 1    ORGANIZATION

USI Communications, Inc. (the “Company”) was incorporated on March 2, 1998 in the state of Nevada. The company provided engineering, rental and program services to the broadcast industry, video production, and manufacture of mobile and fixed video equipment. The Company conducted operations from facilities located in North Carolina and ceased operation in August 2000. On July 9, 2002, the Company filed a Certificate of Amendment to their Articles of Incorporation effectively changing their corporate name to Square Shooter, Inc. As Shooter, Inc., the Company designed, developed and marketed a water irrigation system designed to conserve water consumption. On November 1, 2006, the Company entered into an asset purchase agreement with Visitrade, LLC, a Nevada limited liability company, where the Company purchased certain software that acted as a trading platform for financial market participants.  Visitrade, LLC was formed on April 4, 2004.  The Company filed a Certificate of Amendment to their Articles of Incorporation effectively changing their corporate name to VisiTrade, Inc.  The Company ceased operations as VisiTrade, Inc. in early 2007. In October of 2007, the Company operates as an online retailer of aftermarket Triumph motorcycle parts, accessories and apparel.

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

The components of income tax expense are as follows:

	for the year ended	for the year ended
	December 31,	December 31,
	2008	2007
Federal taxes	-	-
State taxes	-	-
Benefit of utilization of operating loss carryforward	(15,816)	(783,077)
Taxes	-	-
Change in Valuation Allowance	15,816	783,077
Income Tax Expense	-	-

As of December 30, 2008 we had a net operating loss (NOL) carryforward of $ 2,349,687. These NOL carryforwards begin to expire in the year 2024.

Deferred tax assets and the valuation account are as follows at:

	December 31,	December 31,
	2008	2007
NOL Carryforward	(798,894)	(783,077)
Valuation Allowance	798,894	783,077
Net deferred tax assets	-	-

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

	for the year ended	for the year ended
	December 31,	December 31,
	2008	2007

Numerator – (loss)	(46,518)	(2,303,168)
Denominator – weighted avg.
number of shares outstanding	28,747,709	28,616,137
Loss per share – basic and diluted	$ (0.00)	$ (0.08)

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of September 30, 2009 and December 31, 2008.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance, repairs and renewals are charged to expense, whereas major additions are capitalized. The cost and accumulated depreciation of assets retired, sold or otherwise disposed of are eliminated from the accounts and resulting gains or losses, if any, are reflected through the statement of income.

Depreciation is computed using the straight-line method over the estimated useful lives of 7 years.  There was no depreciation expense for the years ended December 31, 2008 and 2007.

The company ceased operations related to the trading platform system in early 2007.

Accounts Receivable

We must make judgments about the collectability of our accounts receivable to be able to present them at their net realizable value on the balance sheet. We analyze the aging of our customer accounts and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of December 31, 2008, we had no allowance for bad debts since we deemed that 100% of the amount in Accounts Receivable is collectible.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment.  For the years ended December 31, 2008 and 2007.

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

NOTE 5    COMMITMENTS, LEASES AND RELATED PARTY TRANSACTIONS

On October 1, 2008, the Company entered into an operating agreement with Noctua Fund Manager, LLC. The company obtains certain administrative, bookkeeping and management services from Noctua Fund Manager, LLC for a fee of $10,000 per month.  Mark L. Baum, Esq., Visitrade’s former CEO and president, is a managing member of the Noctua Fund Manager, LLC.

Noctua Fund Manager, LLC made cash advances to the company to cover certain administrative expenses during the years ended December 31,  2008 and 2007 in the amounts of $22,518 and $8,000.

For the years ended December 31, 2008 and 2007, there was $52,518 and $8,000 owed to Noctua Fund Manager, LLC, respectively and no payments have been made to the Noctua Fund Manager, LLC.

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by our former CEO and sole director, Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $2,000 per month.  The lease term with Business Consulting Group Unlimited, Inc. expires October 1, 2009, and continues based on a month to month term thereafter.

For the years ended December 31, 2008 and 2007, there was $6,000 and $0 owed to BCGU, respectively and no payments have been made to the BCGU.

For the year ended December 31, 2006, the Company assumed $31,916 in related party debt, which were monies provided by officers of the company to cover certain general and administrative expenses of the Company.  In July 2007, the officers gave up their rights to the amount due to them.

NOTE 6    ISSUANCE OF SHARES FOR SERVICES – STOCK OPTIONS

In accordance with US GAAP, the Company has expensed all share-based payment transactions to employees and non-employees at fair value in or over the period that the award was earned and performance complete.  Fair value was measured by the stock value upon the date the counterparty’s performance was complete since there were no performance commitments.

NOTE 7    COMMON STOCK

During the year ended December 31, 2007, the Company issued 4,592,036 shares for services rendered to the Company valued between $0.95 and $0.08 per share. Value was based on the trading value of the stock on the date of issue.

In August of 2008, 17  common shares were cancelled due to rounding related to a reverse merger that occurred in 2006.

In November of 2008, 6  common shares were issued due to rounding related to a reverse merger that occurred in 2006.

NOTE 8    SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to year end through the issuance date of this report. Based on our evaluation, no events need to be disclosed.

Item 9A.   Controls and Procedures

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

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weakness listed below. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

In addition, due to the untimely filing of management’s assessment of internal controls over financial reporting in the original  Form 10-K for the year ending December 31, 2008, the Company believes their disclosure control procedures are ineffective as well. The Company plans to remedy this issue by completing their assessment of internal controls over financial reporting in a timely manner in their subsequent Form 10-K filings going forward.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2008, certain significant deficiencies in internal control became evident to management that, in the aggregate, represents material weaknesses, including:

During the year ended December 31, 2008, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Plan for Remediation of Material Weaknesses

Where possible, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our year-end 2009 assessment of the effectiveness of our internal control over financial reporting.

(B) Changes in internal controls

During the period covered by this report, there were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2008, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 11. Executive Compensation

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

Option Exercise In Last Fiscal Year And Fiscal Year End Option Values

Our executive officers were not issued any options which could have been exercised during the fiscal years ended December 31, 2008 or 2007.

Directors' Compensation

Our directors have not received any compensation for the year ended December 31, 2008. All Directors during the fiscal year ended December 31, 2008 have been listed in the Executive Compensation table above. All directors may receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings.

Compensation Committee

We have not formed an independent compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

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

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this registration statement and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this registration statement

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services

Audit Fees

For the year ended December 31, 2008, Hamilton PC, the company’s principal accountant’s, billed the Company $3,000 for fees for the audit of the Company’s annual financial statements and December 31, 2007, Pollard-Kelley Auditing Services, Inc., the Company’s former principal accountants, billed the Company $2,000, for fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q.

Audit-Related Fees

For the years ended December 31, 2008 and December 31, 2007, Hamilton PC and Pollard-Kelley Auditing Services, Inc. did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under "Audit Fees."

Tax Fees

For the years ended December 31, 2008 and December 31, 2007, Hamilton PC and Pollard-Kelley Auditing Services, Inc. did not bill for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2008 and December 31, 2007, Hamilton PC and Pollard-Kelley Auditing Services, Inc. did not bill the Company for fees associated with the preparation and filing of the Company’s filings, the creation of pro forma financial statements and other related matters.

Audit Committee Pre-Approval Policies

The Company currently does not have an audit committee.  The Company’ Board of Directors currently approves in advance all audit and non-audit related services performed by the Company’s principal accountants.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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