Form 10-Q
period 2009-09-30
VisiTrade, Inc.
filed 2010-06-16
CIK 1419577

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Report of Independent Certified Public Accountants

Board of Directors
Visitrade, Inc.

We have reviewed the accompanying consolidated balance sheets of Visitrade, Inc. as of September 30, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month period then ended.  These interim financial statements are the responsibility of the Company’s management.

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

Hamilton, PC

/S/ Hamilton, PC

April 30, 2010
Denver, Colorado

VISITRADE, INC.
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Due to related party	$166,518	$58,518
Total Current Liabilities	166,518	58,518

TOTAL LIABILITIES	166,518	58,518

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 45,000,000 shares authorized;
28,747,704 and 28,747,704 shares issued and outstanding	28,748	28,748
Preferred stock, $.001 par value; 5,000,000 shares authorized;
5,000,000 and 5,000,000 issued and outstanding	5,000	5,000
Additional paid-in capital	2,257,421	2,257,421
Accumulated deficit	(2,457,687)	(2,349,687)
Total stockholders' deficit	(166,518)	(58,518)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying unaudited notes are an integral part of these financial statements.

VISTRADE, INC.
STATEMENTS OF OPERATIONS

					From Inception
					April 4, 2004
	For the three months ended		For the nine months ended		through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
	(unaudited)		(unaudited)		(unaudited)
Revenue	$-	$-	$-	$-	$-

Selling, general and administrative expenses	36,000	14,518	108,000	14,518	170,519
Loss from operations	(36,000)	(14,518)	(108,000)	(14,518)	(170,519)

Other Income:
Gain from extinguished debt	-	-	-	4,000	35,916
Total loss from continuing operations	(36,000)	(14,518)	(108,000)	(10,518)	(134,603)

Discontinued Operations:
Loss from discontinued trading platform operations	-	-	-	-	(2,323,084)
Provision for income taxes	-	-	-	-	-

Net income (loss)	$(36,000)	$(14,518)	$(108,000)	$(10,518)	$(2,457,687)

Loss per common share:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Discontinued operations	$-	$-	$-	$-	$(0.10)
Loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.10)

Weighted average shares outstanding	28,747,704	28,747,706	28,747,704	28,747,712	24,431,627

The accompanying unaudited notes are an integral part of these financial statements.

VISITRADE, INC.
STATEMENTS OF CASH FLOWS
			From Inception
			April 4, 2004
	For the nine months ended		through
	September 30, 2009	September 30, 2008	September 30, 2009
	(unaudited)		(unaudited)
NET CASH FROM OPERATING ACTIVITIES:
Net loss	$(108,000)	$(10,518)	$(2,457,687)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for services	-	-	2,323,084
Changes in assets and liabilities, net of effects from acquisitions
Increase (decrease) in accrued expenses	-	(2,000)	-
Increase (decrease) in due to related party	108,000	12,518	113,602
Net cash provided by operating activities	-	-	(21,001)
NET CASH FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1
Net cash provided by financing activities	-	-	1

Net increase in cash and cash equivalents	-	-	(21,000)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD			-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$(21,000)

Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Liabilities assumed during reverse merger	$-	$-	$31,916
Stock issued in exchange of services rendered	-	-	2,323,084

The accompanying unaudited notes are an integral part of these financial statements.

VISITRADE, INC.
Notes to the Financial Statements
For the quarterly period ended September 30, 2009

NOTE 1.    GENERAL

VisiTrade, Inc. (the “Company”) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2009, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 K for the twelve months ended December 31, 2008.

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

RESULTS OF OPERATIONS

During the periods ended September 30, 2009 and 2008, the Company had no revenues from operations.

The Company had $36,000 in total operating expenses from continuing operations for the three months ended September 30, 2009 as compared to $14,518 in total operating expenses from continuing operations for the three months ended September 30, 2008. The increase in operating expenses is attributed to general and administrative expenses.

For the current fiscal year, the Company anticipates incurring a loss. The Company anticipates that until the website is completed and operational, it will not generate revenues, and may continue to operate at a loss after completing the website, depending upon the performance of the future business.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, the Company had total assets of $0 and total liabilities of $166,518, resulting in a working capital deficiency of $166,518. The Company had a stockholders' deficit of $2,457,687 at September 30, 2009.

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

None.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as September 30, 2009, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

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

Although we are currently attempting to address such material weaknesses, during our most recently completed fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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