Form 10-K
period 2009-12-31
VisiTrade, Inc.
filed 2010-06-16
CIK 1419577

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2009

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

Our proposed business operations will be composed initially of online retail sales of aftermarket Triumph parts and accessories. Consumers looking for Triumph parts and accessories have traditionally been forced to either hunt down parts and accessories from the scattered network of small Triumph retailers or purchase from large general parts distributors that may lack the familiarity with the Triumph brand. We have found that many of these existing online Triumph parts and accessory dealers do not maintain a large enough or diverse enough parts inventory to satisfy a “one stop shop” for Triumph parts and accessories. Our aim is to provide a centralized, experienced and knowledgeable retail outlet for everything Triumph. Consumers will be able to locate and purchase a wide variety of Triumph parts and accessories in one location rather than being forced to hunt down individual parts from scattered retailers. Under our proposed business model, we plan to develop strategic marketing and sales relationships with smaller online Triumph parts and accessory dealers. By aggregating the inventories of these smaller retailers into a “one stop shop” of Triumph parts and accessories, we feel we will be able to offer Triumph consumers a more convenient and cost effective way to purchase Triumph parts and accessories,

Our proposed retail website will allow consumers to browse Triumph parts and accessories as easily as if they were standing in a retail outlet. Consumers using the website will be able to either browse through categorized pages on Triumph parts and accessories or refine their shopping experience using detailed search engines designed to put the consumer in contact with the parts they need quickly and efficiently. Each item will be displayed on our website with a detailed picture, description and pricing information to assist the consumer in finding and purchasing their desired products.

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

2009	Low	High
First Quarter	$.007	.007
Second Quarter	.007	.007
Third Quarter	.007	.007
Fourth Quarter	.004	.007

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

During the year ended December 31, 2009, neither the Company nor any of its affiliates purchased any equity securities of the Company or on behalf of the Company.

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

Results of Operations

Revenues

	Year Ended December 31

	2009	2008

Total Sales	$0	$0

We had no revenues for the year ended December 31, 2009 or for the year ended December 31, 2008.

Net Profit (Loss).

	Year Ended December 31

	2009	2008

Net Profit (Loss)	($144,000)	$46,518

For the year ended December 31, 2009, we sustained net losses of $144,000 as compared with a net loss of $46,518 for the year ended December 31, 2008.  The increase in net loss is attributed to increased costs associated with general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2009, the Company had assets of $0. There were liabilities of $202,518 due to related parties. Current assets of $0 and current liabilities of $202,518 resulted in a working capital deficiency of $202,518.

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

CONTENTS

Report of Independent Registered Public Accounting Firm – 2009

Balance Sheet

Statements of Operations

Statements of Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

Hamilton PC
2121 S. Oneida St., Suite 312
Denver, CO  80224
P: (303) 548-8072
F: (888) 466-4216
cpaeah@msn.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Visitrade, Inc.

We have audited the accompanying balance sheets of Visitrade, Inc., as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years in the period ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visitrade, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years in the period ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
April 30, 2010

VISITRADE, INC.
BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2009	2008

Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$-	$-
Due to related party	202,518	58,518
Total Current Liabilities	202,518	58,518

TOTAL LIABILITIES	202,518	58,518

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 45,000,000 shares authorized;
28,747,704 and 28,747,704 shares issued and outstanding	28,748	28,748
Preferred stock, $.001 par value; 5,000,000 shares
authorized; 5,000,000 and 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	2,257,421	2,257,421
Accumulated deficit	(2,493,687)	(2,349,687)
Total stockholders' deficit	(202,518)	(58,518)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

VISTRADE, INC.
STATEMENTS OF OPERATIONS

			From Inception
	For the Years Ended		April 4, 2004
	December 31,	December 31,	through
	2009	2008	December 31,
			2009
Revenue	$-	$-	$-

Selling, general and administrative expenses	144,000	50,518	206,519
Loss from operations	(144,000)	(50,518)	(206,519)

Other Income:
Gain from extinguished debt	-	4,000	35,916
Total loss from continuing operations	(144,000)	(46,518)	(170,603)

Discontinued Operations:
Loss from discontinued trading platform operations	-	-	(2,323,084)
Provision for income taxes	-	-	-

Net income (loss)	$(144,000)	$(46,518)	$(2,493,687)

Loss per common share:
Continuing operations	$(0.01)	$(0.00)	$(0.01)
Discontinued operations	$-	$-	$(0.10)
Loss per share-basic and diluted	$(0.01)	$(0.00)	$(0.10)

Weighted average shares outstanding	28,747,704	28,747,709	24,620,891

The accompanying notes are an integral part of these financial statements.

VISITRADE, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
From April 4, 2004 date of inception, through December 31, 2009

	Common Stock		Preferred Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid -In Capital	Deficit	Deficit
Issuance of founder shares	19,852,723	$ 19,853	-	$ -	(19,852)	$ -	$ 1

Net Income for year ended December 31, 2004						(1)	(1)
Balance at December 31, 2004	19,852,723	19,853	-	-	(19,852)	(1)	-

Net Income for year ended December 31, 2005						-	-
Balance at December 31, 2005	19,852,723	19,853	-	-	(19,852)	(1)	-

Stock issued in reverse merger	4,963,180	4,963	5,000,000	5,000	(41,879)	-	(31,916)

Cancellation of fractional shares	(224)	-	-	-	-	-	-

Net loss for the year ended December 31, 2006						-	-
Balance at December 31, 2006	24,815,679	24,816	5,000,000	5,000	(61,731)	(1)	(31,916)

Stock issued for services	4,592,036	4,592	-	-	2,380,492	-	2,385,084

Cancellation of shares issued for services	(660,000)	(660)	-	-	(61,340)	-	(62,000)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(2,303,168)	(2,303,168)
Balance at December 31, 2007	28,747,715	28,748	5,000,000	5,000	2,257,421	(2,303,169)	(12,000)

Rounding due to reverse merger	(11)	-	-	-	-	-	-

Net loss for the year ended December 31, 2008	-	-	-	-	-	(46,518)	(46,518)
Balance at December 31, 2008	28,747,704	28,748	5,000,000	5,000	2,257,421	(2,349,687)	(58,518)

Net loss for the year ended December 31, 2009	-	-	-	-	-	(144,000)	(144,000)
Balance at December 31, 2009	28,747,704	$ 28,748	5,000,000	$ 5,000	$ 2,257,421	$ (2,493,687)	$ (202,518)

The accompanying notes are an integral part of these financial statements.

VISITRADE, INC.
STATEMENTS OF CASH FLOWS
			For the period
			April 4, 2004
	For the Years Ended		through
	December 31,	December 31,	December 31,
	2009	2008	2009

NET CASH FROM OPERATING ACTIVITIES:
Net loss	$(144,000)	$(46,518)	$(2,493,687)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for services	-	-	2,323,084
Changes in assets and liabilities, net of effects from acquisitions
Increase (decrease) in accrued expenses	-	(4,000)	-
Increase (decrease) in due to related party	144,000	50,518	170,602
Net cash provided by operating activities	-	-	(1)
NET CASH FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1
Net cash provided by financing activities	-	-	1

Net increase in cash and cash equivalents	-	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD			-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Liabilities assumed during reverse merger	$-	$-	$31,916
Stock issued in exchange of services rendered	-	-	2,323,084
Extinguished accrued debt	-	-	4,000

The accompanying notes are an integral part of these financial statements.

VISITRADE, INC.
Notes to the Financial Statements
for the years ended December 31, 2009 and 2008

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

The components of income tax expense are as follows:

	for the year ended	for the year ended
	December 31,	December 31,
	2009	2008
Federal taxes	-	-
State taxes	-	-
Benefit of utilization of operating loss carryforward	(48,960)	(15,816)
Taxes	-	-
Change in Valuation Allowance	48,960	15,816
Income Tax Expense		-

As of December 30, 2009 we had a net operating loss (NOL) carryforward of $ 2,493,687. These NOL carryforwards begin to expire in the year 2024.

Deferred tax assets and the valuation account are as follows at:

	December 31,	December 31,
	2009	2008
NOL Carryforward	(847,854)	(798,894)
Valuation Allowance	847,854	798,894
Net deferred tax assets	-	-

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

	for the year ended	for the year ended
	December 31,	December 31,
	2009	2008

Numerator – (loss)	(144,000)	(46,518)
Denominator – weighted avg.
number of shares outstanding	28,747,704	28,747,709
Loss per share – basic and diluted	$ (0.01)	$ (0.00)

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

Accounts Receivable

We must make judgments about the collectability of our accounts receivable to be able to present them at their net realizable value on the balance sheet. We analyze the aging of our customer accounts and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of December 31, 2009, we had no allowance for bad debts since we deemed that 100% of the amount in Accounts Receivable is collectible.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment.  For the years ended December 31, 2009 and 2008.

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

Noctua Fund Manager, LLC made cash advances to the company to cover certain administrative expenses during the years ended December 31, 2009, 2008 and 2007 in the amounts of $0, $22,518 and $8,000.

For the years ended December 31, 2009 and 2008, there was $172,518 and $52,518 owed to Noctua Fund Manager, LLC, respectively and no payments have been made to the Noctua Fund Manager, LLC.

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

For the years ended December 31, 2009 and 2008, there was $30,000 and $6,000 owed to BCGU, respectively and no payments have been made to the BCGU.

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

During November of 2008, 6 common shares were issued due to rounding related to a reverse merger that occurred in 2006.

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

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weakness listed below. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

In addition, due to the untimely filing of management’s assessment of internal controls over financial reporting in the original  Form 10-K for the year ending December 31, 2009, the Company believes their disclosure control procedures are ineffective as well. The Company plans to remedy this issue by completing their assessment of internal controls over financial reporting in a timely manner in their subsequent Form 10-K filings going forward.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2009, certain significant deficiencies in internal control became evident to management that, in the aggregate, represents material weaknesses, including:

During the year ended December 31, 2009, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Plan for Remediation of Material Weaknesses

Where possible, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2009, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

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

Option Exercise In Last Fiscal Year And Fiscal Year End Option Values

Our executive officers were not issued any options which could have been exercised during the fiscal years ended December 31, 2009 or 2008.

Directors' Compensation

Our directors have not received any compensation for the year ended December 31, 2009. All Directors during the fiscal year ended December 31, 2009 have been listed in the Executive Compensation table above. All directors may receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings.

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

None.

Item 14. Principal Accountant Fees and Services

Audit Fees

For the years ended December 31, 2009 and December 31, 2008, Hamilton PC, the Company’s principal accountants, billed the Company $3,000 each year end respectively, for fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q.

Audit-Related Fees

For the years ended December 31, 2009 and December 31, 2008, Hamilton PC, did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under "Audit Fees."

Tax Fees

For the years ended December 31, 2009 and December 31, 2008, Hamilton PC, did not bill for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2009 and December 31, 2008, Hamilton PC did not bill the Company for fees associated with the preparation and filing of the Company’s filings, the creation of pro forma financial statements and other related matters.

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