Form 10-Q
period 2010-03-31
VisiTrade, Inc.
filed 2010-06-25
CIK 1419577

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

760-804-8844
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

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

28,559,371 common shares outstanding, $0.001 par value, as of June 22, 2010

PART I

ITEM 1.                                                         FINANCIAL STATEMENTS

VISITRADE, INC.
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2010	2009
	(unaudited)
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Due to related party	$ 238,518	$ 202,518
Total Current Liabilities	238,518	202,518

TOTAL LIABILITIES	238,518	202,518

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 45,000,000 shares
authorized; 28,747,704 and 28,747,704 shares issued and outstanding	28,748	28,748
Preferred stock, $.001 par value; 5,000,000 shares
authorized; 5,000,000 and 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	2,257,421	2,257,421
Accumulated deficit	(2,529,687)	(2,493,687)
Total stockholders' deficit	(238,518)	(202,518)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying unaudited notes are an integral part of these financial statements.

VISTRADE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
			From Inception
	For the three months ended		April 4, 2004
	March 31,	March 31,	through
	2010	2009	March 31,
			2010
Revenue	$ -	$ -	$ -

Selling, general and administrative expenses	36,000	36,000	242,519
Loss from operations	(36,000)	(36,000)	(242,519)

Other Income:
Gain from extinguished debt	-	-	35,916
Total loss from continuing operations	(36,000)	(36,000)	(206,603)

Discontinued Operations:
Loss from discontinued trading platform operations	-	-	(2,323,084)
Provision for income taxes	-	-	-

Net income (loss)	$ (36,000)	$ (36,000)	$ (2,529,687)

Loss per common share:
Continuing operations	$ (0.00)	$ (0.00)	$ (0.01)
Discontinued operations	$ -	$ -	$ (0.09)
Loss per share-basic and diluted	$ (0.00)	$ (0.00)	$ (0.10)

Weighted average shares outstanding	28,747,704	28,747,704	24,790,642

The accompanying unaudited notes are an integral part of these financial statements.

VISITRADE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
			For the period
			April 4, 2004
	For the three months ended		through
	March 31,	March 31,	March 31,
	2010	2009	2010

NET CASH FROM OPERATING ACTIVITIES:
Net loss	$ (36,000)	$ (36,000)	$ (2,529,687)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for services	-	-	2,323,084
Changes in assets and liabilities, net of effects from acquisitions
Increase (decrease) in accrued expenses	-	-	-
Increase (decrease) in due to related party	36,000	36,000	206,602
Net cash provided by operating activities	-	-	(1)
NET CASH FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1
Net cash provided by financing activities	-	-	1

Net increase in cash and cash equivalents	-	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD			-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ -	$ -	$ -

Interest expense	$ -	$ -	$ -
Income taxes	-	-	-

The accompanying unaudited notes are an integral part of these financial statements.

VISITRADE, INC.
Notes to the Financial Statements
For the three months ended March 31, 2010
(Unaudited)

Note 1.   General

Visitrade, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2010, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 K for the twelve months ended December 31, 2009.

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

Change in Management

On April 1, 2010, Mr. Mark L. Baum, Esq. resigned from his position as President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Mr. Baum’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

Immediately following his resignation, on April 1, 2010 the Company’s Board of Directors appointed Mr. Ford F. Sinclair as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary and Director. The Company and Mr. Sinclair currently maintain no material plan, contract or arrangement relating to Mr. Sinclair’s positions with the Company or related compensation.

Mr. Sinclair brings an impressive background of success to the Company, specializing in business development, mergers and acquisitions, and new market development for a variety of companies. In 2000 through to 2004, Mr. Sinclair has been directly responsible for completing successful acquisitions of Global Golf Holdings. Since 2004, Mr. Sinclair has been the President and CEO for Banis Business Development Group, a management and consulting firm. Mr. Sinclair does not currently beneficially own any Company securities.

On April 5, 2010, Mr. Mark L. Baum, Esq. resigned from his position as a member of the Board of Directors. Mr. Baum’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

RESULTS OF OPERATIONS

During the periods ended March 31, 2010 and 2009, the Company had no revenues from operations.

The Company had $36,000 in total operating expenses from continuing operations for the three months ended March 31, 2010 as compared to $36,000 in total operating expenses from continuing operations for the three months ended March 31, 2009.

For the current fiscal year, the Company anticipates incurring a loss. The Company anticipates that until the website is completed and operational, it will not generate revenues, and may continue to operate at a loss after completing the website, depending upon the performance of the future business.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, the Company had total assets of $0 and total liabilities of $238,518, resulting in a working capital deficiency of $238,518. The Company had a stockholders' deficit of $2,529,687 at March 31, 2010.

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

None.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2010, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

In addition to those material weaknesses identified in our Form 10-K for the year ended December 31, 2009, we have identified additional material weaknesses related to the timely filing of periodic reports required under the Exchange Act. We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles to ensure our filings under the Exchange Act were timely filed. Specifically, due to the fact this form 10-Q was not timely filed, we have concluded such information required by this report was not recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Such information was not accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Although we are currently attempting to address such material weaknesses, during our most recently completed fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on June 22, 2010, by the undersigned, thereunto duly authorized.

VISITRADE, INC. /s/ Ford F. Sinclair By: Ford F. Sinclair Its: Chief Executive Officer and Principal Accounting Officer