Form 10-K/A
period 2009-12-31
VisiTrade, Inc.
filed 2010-07-26
CIK 1419577

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $16,701 based upon the closing price of our common stock which was $0.0027 as last reported on June 15, 2010.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 22,373,635 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 20, 2010, there were 28,559,371 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:                                                                                     None

Transitional Small Business Disclosure Format (Check one):                                                Yes ☐   No ☒

Page1

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

Page2

 Visitrade, Inc.

Annual Report on Form 10-K

Table of Contents

Part I		Page
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Part II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Date
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
Part III
Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
Item 15. Exhibits and Reports on Form 8-K
Signatures

Page3

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

Page4

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

Page5

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

Item 2. Description of Properties

At present, we do not own any property.  Our executive offices currently consist of shared leased office space located at 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011 and our phone number is 760-804-8844.  The Company subleases approximately 3,000 square feet of office and administrative space from Noctua Fund Manager, LLC, as well as the use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $2,000 per month. Noctua Fund Manager, LLC is the General Partner of Noctua Fund, LP which owns an interest in the Company’s common and preferred stock and is a related party.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Page6

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

On June 15, 2010 the closing quotation for our common stock was $0.0027 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

(b) Approximate number of equity security holders.

The approximate number of record holders of the Company's common stock as of July 20, 2010 was 48, which does not include shareholders whose stock is held through securities position listings.

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

Page7

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

Page8

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

Page9

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

Page10

Item 8. Financial Statements and Supplementary Data.

CONTENTS

Report of Independent Registered Public Accounting Firm – 2009

Balance Sheet

Statements of Operations

Statements of Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

Page11

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

Page12

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

Page13

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

Page14

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

Page15

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

Page16

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

Page17

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

Page18

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

Page19

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

Page20

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

Page21

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

Page22

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

Page23

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

The Company subleases approximately 3,000 square feet of office and administrative space from Noctua Fund Manager, LLC, as well as the use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $2,000 per month. Noctua Fund Manager, LLC is the General Partner of Noctua Fund, LP which owns an interest in the Company’s common and preferred stock and is a related party.

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

Page24

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

Page25

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISITRADE, INC.

Date: July 23, 2010                                                                           /s/ Ford F. Sinclair
By: Ford F. Sinclair
Its: Chief Executive Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 23, 2010                                                                              /s/ Ford F. Sinclair
By: Ford F. Sinclair
Its: Sole Director

Page26