Form 10-K/A
period 2009-12-31
VisiTrade, Inc.
filed 2010-08-04
CIK 1419577

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

SECOND AMENDED
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $74,228 based upon the closing price of our common stock which was $0.012 as last reported on July 30, 2010.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 22,373,635 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 3, 2010, there were 28,559,371 shares of our common stock were issued and outstanding.

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

Page1

 Visitrade, Inc.

Annual Report on Form 10-K

Page2

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

Page3

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

Page4

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

Page5

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

The approximate number of record holders of the Company's common stock as of August 3, 2010 was 48, which does not include shareholders whose stock is held through securities position listings.

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

Page6

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

Page7

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

Page8

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

Page9

Item 8. Financial Statements and Supplementary Data.

CONTENTS

Report of Independent Registered Public Accounting Firm – 2009

Balance Sheet

Statements of Operations

Statements of Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

Page10

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

Page11

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

Page12

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

Page13

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

Page16

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

Page17

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

Page18

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

Page19

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

Page20

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

Page21

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

Page22

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

Page23

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

Page24

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISITRADE, INC.

Date: August 3, 2010                                                                             /s/ Ford Sinclair

By: Ford F. Sinclair
Its: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 3, 2010                                                                            /s/ Ford Sinclair

By: Ford F. Sinclair
Its: Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director

Page25