Form 10-Q
period 2010-06-30
VisiTrade, Inc.
filed 2010-08-16
CIK 1419577

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

28,747,704 common shares outstanding, $0.001 par value, as of August 11, 2010

PART I

ITEM 1.                                                         FINANCIAL STATEMENTS

Hamilton PC

2121 S. Oneida St., Suite 312
Denver, CO  80224
P: (303) 548-8072
F: (888) 466-4216
cpaeah@msn.com

Report of Independent Certified Public Accountants

Board of Directors
Visitrade, Inc.

We have reviewed the accompanying consolidated balance sheets of Visitrade, Inc.
as of June 30, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month period then ended.  These interim financial statements are the responsibility of the Company’s management.

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

Hamilton, PC

/S/ Hamilton, PC

August 12, 2010
Denver, Colorado

VISITRADE, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2010	2009
	(unaudited)
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Due to related party	$244,000	$202,518
Accrued interest	452	-
Note payable - Related Party	36,168	-
Total Current Liabilities	280,620	202,518

TOTAL LIABILITIES	280,620	202,518

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 45,000,000 shares
authorized; 28,747,704 and 28,747,704 shares issued and outstanding	28,748	28,748
Preferred stock, $.001 par value; 5,000,000 shares
authorized; 5,000,000 and 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	2,257,421	2,257,421
Accumulated deficit	(2,571,789)	(2,493,687)
Total stockholders' deficit	(280,620)	(202,518)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying unaudited notes are an integral part of these financial statements.

VISTRADE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					From Inception
	For the three months ended		For the six months ended		April 4, 2004
	June 30,	June 30,	June 30,	June 30,	through
	2010	2009	2010	2009	June 30,
					2010
Revenue	$-	$-	$-	$-	$-

Selling, general and administrative expenses	41,650	36,000	77,650	72,000	284,169
Loss from operations	(41,650)	(36,000)	(77,650)	(72,000)	(284,169)

Other Income (loss):
Interest gain (expense)	(452)	-	(452)	-	(452)
Gain from extinguished debt	-	-	-	-	35,916
Total income (loss) from other income	(452)	-	(452)	-	35,464

Total loss from continuing operations	(42,102)	(36,000)	(78,102)	(72,000)	(248,705)

Discontinued Operations:
Loss from discontinued trading platform operations	-	-	-	-	(2,323,084)
Provision for income taxes	-	-	-	-	-

Net income (loss)	$(42,102)	$(36,000)	$(78,102)	$(72,000)	$(2,571,789)

Loss per common share:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Discontinued operations	$-	$-	$-	$-	$(0.09)
Loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.10)

Weighted average shares outstanding	28,747,704	28,747,704	28,747,704	28,747,704	24,948,647

The accompanying unaudited notes are an integral part of these financial statements.

VISITRADE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			For the period
			April 4, 2004
	For the six months ended		through
	June 30,	June 30,	June 30,
	2010	2009	2010

NET CASH FROM OPERATING ACTIVITIES:
Net loss	$(78,102)	$(72,000)	$(2,571,789)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for services	-	-	2,323,084
Changes in assets and liabilities, net of effects from acquisitions
Increase (decrease) in accrued expenses	452	-	452
Increase (decrease) in due to related party	77,650	72,000	248,252
Net cash provided by operating activities	-	-	(1)
NET CASH FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1
Net cash provided by financing activities	-	-	1

Net increase in cash and cash equivalents	-	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD			-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

Interest expense	$-	$-	$-
Income taxes	-	-	-
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Debt exchanged for issuance of note payable	$36,168	$-	$-

The accompanying unaudited notes are an integral part of these financial statements.

VISITRADE, INC.
Notes to the Financial Statements
At June 30, 2010
(Unaudited)

Note 1.   Basis of Presentation and Nature of Business

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Note 2.  Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Because of the recurring operating losses, no revenues and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.

As a result of the aforementioned conditions the Company may be unable to meet certain obligations to fund future research and development activities.  The Company’s continuation as a going concern is dependent on obtaining additional outside financing, as it is not anticipated that the Company will have profitable operations from its current operations during the near term.  The Company believes that the issuance of equity and debt will be needed to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.  If management can’t achieve its plans there is a possibility that operations will discontinue.

Note 3.  Income Taxes

Income tax expense is provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes.  Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate primarily to the effects of net operating loss carry forwards and differing basis, depreciation methods, and lives of depreciable assets. The deferred tax assets represent the future tax return consequences of those differences, which will be deductible when the assets are recovered.

No income tax benefit (expense) was recognized for the six months ended June 30, 2010 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $2.5 million.

The Company currently has tax return periods open beginning with December 31, 2004 through December 31, 2009.

Note 4.   Recent Accounting Pronouncements

Recently Adopted Accounting Policies

In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, we adopted this amendment effective January 1, 2010, except for the additional Level 3 requirements which will be adopted in 2011.

Not Yet Adopted

In March 2010, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) guidance related to Revenue Recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective for us January 1, 2011 and is not expected to have a material impact to our consolidated financial position or results of operations.

Note 5.   Note Payable – Related Party Transaction

In accordance with ASC 470-20, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to the Company. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures.  This feature is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

On April 1, 2010 the Company issued a 5% convertible note with a principal amount of $36,168 to Noctua Fund Manager, LLC.  The note matures on October 1, 2010.  Since, November 2007, the Company has received numerous cash advances from Noctua Fund Manager, LLC (the “Holder”), a related party, to cover certain corporate maintenance expenses and professional fees.  The total amount of these cash advances was $36,618.  These amounts were consolidated as the Holder has demanded memorializing the debt amount in the form of the above mentioned note.  The note holds a conversion option, whereby the note is convertible into shares of our common stock at conversion price of $.0001 (the market price of our stock at the issuance of the note) per share if both: (i) the Company’s authorized common stock has been increased to not less than 1,000,000,000 shares and (ii) the Principal Amount and all interest and penalties accrued have not been paid in full, the Holder shall have the right to convert the principal and any interest due under this note into shares.  At June 30, 2010, the conversion option found within this note was not exercisable.

The company obtains certain administrative, bookkeeping and management services from Noctua Fund Manager, LLC for a fee of $10,000 per month.  Mark L. Baum, Esq., Visitrade’s former CEO and president, is a managing member of the Noctua Fund Manager, LLC.

Notes Payable consists of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2010
5% Note payable due October 1, 2010	$36,168	$
Total notes payable	36,168		-
Less current portion	(36,168)		-
Long term portion	$-		$-

The following represents minimum payments due for notes payable:

Amount
2010	$36,168
2011	-
2012	-
Total	$36,168

Note 6.  Derivative Instruments

Effective for financial statements issued for fiscal periods beginning after December 15, 2008, or interim periods therein, FASB ASC 815 (formerly, EITF 07-05) requires that warrants and convertible instruments with certain conversion or exercise price protection features be recorded as derivative liabilities on the balance sheet based on the fair value of the instruments.  In determining fair value, the Company uses various valuation approaches within the ASC 820-10 fair value measurement framework. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

•
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

•
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

ASC 820-10 requires the use of observable market data if such data is available without undue cost and effort.  The Company’s adoption of ASC 820-10 did not result in any changes to the accounting for its financial assets and liabilities.

Note 7.   Equity Transactions

None.

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

RECENT DEVELOPMENTS

Our initial goal and current focus is the completion of our website. This is the backbone of our proposed operations platform and the stepping stone for future business activities. We have had substantial difficulties in the completion of our website. As disclosed in our First Amended Form 10 filed with the SEC on October 15, 2008, we expected to have completed our website and had it operational by late 2008/early 2009. Such completion date has been delayed substantially due initially to technical difficulties with our web design and development, and currently due to lack of adequate capital to fund such development due to current market conditions. Our website completion has been delayed substantially and we now currently hope to complete the initial beta version of our software platform by the end of the fourth quarter of 2010. Based upon the current status of our software platform and negotiations with our software designers, we currently estimate we will require approximately $45,000 in software design and development costs to complete the final beta version of our website. We currently do not have such funds available. While we are currently searching for additional capital infusion sources, we have also considered offering an equity interest as compensation for the completion of such services if such equity compensation can be offered on terms which the Company finds reasonable. Once the beta version and testing of such version is complete, we may incur additional costs associated with revising and editing such platform. We have no way of knowing what such additional costs will amount to until we are able to test the final beta version of the platform.

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

Corporate Financing

On April 1, 2010 the Company issued a 5% convertible note with a principal amount of $36,168 to Noctua Fund Manager, LLC (the “Holder”).  The note matures on October 1, 2010.  Since, November 2007, the Company has received numerous cash advances from the Holder, a related party, to cover certain corporate maintenance expenses and professional fees.  The total amount of these cash advances was $36,618.  These amounts were consolidated as the Holder has demanded memorializing the debt amount in the form of the above mentioned note.  The note holds a conversion option, whereby the note is convertible into shares of our common stock at conversion price of $.0001 (the market price of our stock at the issuance of the note) per share if both: (i) the Company’s authorized common stock has been increased to not less than 1,000,000,000 shares and (ii) the Principal Amount and all interest and penalties accrued have not been paid in full, the Holder shall have the right to convert the principal and any interest due under this note into shares.  At June 30, 2010, the conversion option found within this note was not exercisable.  A copy of the note issued to the Holder has been attached as an exhibit hereto.

RESULTS OF OPERATIONS

During the periods ended June 30, 2010 and 2009, the Company had no revenues from operations.

The Company had $42,102 in total operating expenses from continuing operations for the three months ended June 30, 2010 as compared to $36,000 in total operating expenses from continuing operations for the three months ended June 30, 2009.

The Company had $78,102 in total operating expenses from continuing operations for the six months ended June 30, 2010 as compared to $72,000 in total operating expenses from continuing operations for the six months ended June 30, 2009.

For the current fiscal year, the Company anticipates incurring a loss. The Company anticipates that until the website is completed and operational, it will not generate revenues, and may continue to operate at a loss after completing the website, depending upon the performance of the future business.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, the Company had total assets of $0 and total liabilities of $280,620, resulting in a working capital deficiency of $280,620. The Company had a stockholders' deficit of $2,571,789 at June 30, 2010.

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

None.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2010, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

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

Although we are currently attempting to address such material weaknesses, during our most recently completed fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.                      DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit #	Title

3.1	Articles of Incorporation. (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

3.2	Certificate of Amendment to Articles of Incorporation dated July 7, 2003 (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

3.2	Bylaws (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

10.1	Convertible Promissory Note issued to Noctua Fund Manager, LLC on April 1, 2010.

14.1	Code of Ethics. (Attached as an exhibit to our Form 10-KSB filed with the SEC on October 14, 2008 and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 11, 2010, by the undersigned, thereunto duly authorized.

VISITRADE, INC. /s/ Ford F. Sinclair By: Ford F. Sinclair Its: Chief Executive Officer and Principal Accounting Officer