Form 10-Q
period 2010-09-30
VisiTrade, Inc.
filed 2010-11-15
CIK 1419577

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

28,747,704 common shares outstanding, $0.001 par value, as of November 14, 2010

PART I

ITEM 1.                                                         FINANCIAL STATEMENTS

Hamilton PC
2121 S. Oneida St., Suite 312
Denver, CO 80224
P: (303) 548-8072
F: (888) 466-4216
cpaeah@msn.com

Report of Independent Certified Public Accountants

Board of Directors
Visitrade, Inc.

We have reviewed the accompanying consolidated balance sheets of Visitrade, Inc. as of September 30, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month period then ended.  These interim financial statements are the responsibility of the Company’s management.

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

Hamilton, PC

/S/ Hamilton, PC

November 3, 2010
Denver, Colorado

Page1

VISITRADE, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2010	2009
	(unaudited)
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Due to related party	$281,000	$202,518
Accrued interest	904	-
Note payable - related party	36,168	-
Total Current Liabilities	318,072	202,518

TOTAL LIABILITIES	318,072	202,518

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 45,000,000 shares
authorized; 28,747,704 and 28,747,704 shares issued and outstanding	28,748	28,748
Preferred stock, $.001 par value; 5,000,000 shares
authorized; 5,000,000 and 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	2,257,421	2,257,421
Accumulated deficit	(2,609,241)	(2,493,687)
Total stockholders' deficit	(318,072)	(202,518)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying unaudited notes are an integral part of these financial statements.

Page2

VISTRADE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					From Inception
	For the three months ended		For the nine months ended		April 4, 2004
	September 30,	September 30,	September 30,	September 30,	through
	2010	2009	2010	2009	September 30,
					2010
Revenue	$-	$-	$-	$-	$-

Selling, general and administrative expenses	37,000	36,000	114,650	72,000	321,169
Loss from operations	(37,000)	(36,000)	(114,650)	(72,000)	(321,169)

Other Income (loss):
Interest gain (expense)	(452)	-	(904)	-	(904)
Gain from extinguished debt	-	-	-	-	35,916
Total income (loss) from other income	(452)	-	(904)	-	35,012

Total loss from continuing operations	(37,452)	(36,000)	(115,554)	(72,000)	(286,157)

Discontinued Operations:
Loss from discontinued trading platform operations	-	-	-	-	(2,323,084)
Provision for income taxes	-	-	-	-	-

Net income (loss)	$(37,452)	$(36,000)	$(115,554)	$(72,000)	$(2,609,241)

Loss per common share:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Discontinued operations	$-	$-	$-	$-	$(0.09)
Loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.10)

Weighted average shares outstanding	28,747,704	28,747,704	28,747,704	28,747,704	25,096,059

The accompanying unaudited notes are an integral part of these financial statements.

Page3

VISITRADE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			For the period
			April 4, 2004
	For the nine months ended		through
	September 30,	September 30,	September 30,
	2010	2009	2010

NET CASH FROM OPERATING ACTIVITIES:
Net loss	$(115,554)	$(72,000)	$(2,609,241)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for services	-	-	2,323,084
Changes in assets and liabilities, net of effects from acquisitions
Increase (decrease) in accrued expenses	904	-	904
Increase (decrease) in due to related party	114,650	72,000	285,252
Net cash provided by operating activities	-	-	(1)
NET CASH FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1
Net cash provided by financing activities	-	-	1

Net increase in cash and cash equivalents	-	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD			-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

Interest expense	$-	$-	$-
Income taxes	-	-	-
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Debt exchanged for issuance of note payable	$36,168	$-	$-

The accompanying unaudited notes are an integral part of these financial statements.

Page4

VISITRADE, INC.
Notes to the Financial Statements
At September 30, 2010
(Unaudited)

Note 1.   Basis of Presentation and Nature of Business

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

No income tax benefit (expense) was recognized for the nine months ended September 30, 2010 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $2.5 million.

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

Page5

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

On April 1, 2010 the Company issued a 5% convertible note with a principal amount of $36,168 to Noctua Fund Manager, LLC.  The note matures on October 1, 2010.  Since, November 2007, the Company has received numerous cash advances from Noctua Fund Manager, LLC (the “Holder”), a related party, to cover certain corporate maintenance expenses and professional fees.  The total amount of these cash advances was $36,618.  These amounts were consolidated as the Holder has demanded memorializing the debt amount in the form of the above mentioned note.  The note holds a conversion option, whereby the note is convertible into shares of our common stock at conversion price of $.0001 (the market price of our stock at the issuance of the note) per share if both: (i) the Company’s authorized common stock has been increased to not less than 1,000,000,000 shares and (ii) the Principal Amount and all interest and penalties accrued have not been paid in full, the Holder shall have the right to convert the principal and any interest due under this note into shares.  At September 30, 2010, the conversion option found within this note was not exercisable.

The company obtains certain administrative, bookkeeping and management services from Noctua Fund Manager, LLC for a fee of $10,000 per month.  Mark L. Baum, Esq., Visitrade’s former CEO and president, is a managing member of the Noctua Fund Manager, LLC.

Notes Payable consists of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
5% Note payable due October 1, 2010	$36,168	$
Total notes payable	36,168		-
Less current portion	(36,168)		-
Long term portion	$-		$-

The following represents minimum payments due for notes payable:

Amount
2010	$36,168
2011	-
2012	-
Total	$36,168

Page6

Note 6.  Fair Value Measurement

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

Note 7.   Equity Transactions

None.

Note 8.  Subsequent Events

On October 1, 2010 the principal and accrued interest of our  5% Note Payable (see Note 5.) became due.  The Company failed to make the required payment.  As a result, this Note is in default and accruing interest at 15%.

Page7

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

Page8

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

Page9

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

Page10

RESULTS OF OPERATIONS

During the periods ended September 30, 2010 and 2009, the Company had no revenues from operations.

The Company had $37,452 in total operating expenses from continuing operations for the three months ended September 30, 2010 as compared to $36,000 in total operating expenses from continuing operations for the three months ended September 30, 2009.

The Company had $115,554 in total operating expenses from continuing operations for the nine months ended September 30, 2010 as compared to $72,000 in total operating expenses from continuing operations for the nine months ended September 30, 2009.

For the current fiscal year, the Company anticipates incurring a loss. The Company anticipates that until the website is completed and operational, it will not generate revenues, and may continue to operate at a loss after completing the website, depending upon the performance of the future business.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, the Company had total assets of $0 and total liabilities of $318,072, resulting in a working capital deficiency of $318,072. The Company had a stockholders' deficit of $2,609,241 at September 30, 2010.

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

Page11

EMPLOYEES

We currently do not have any full time employees.   We intend to hire full time employees and additional independent contract labor on an as needed basis when our website is complete.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as September 30, 2010, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

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

Although we are currently attempting to address such material weaknesses, during our most recently completed fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

Page12

PART II

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULT UPON SENIOR SECURITIES

As disclosed above in the Notes to the Financial Statements, on April 1, 2010 the Company issued a 5% convertible note with a principal amount of $36,168 to Noctua Fund Manager, LLC (the “Note”).  Since, November 2007, the Company has received numerous cash advances from Noctua Fund Manager, LLC (the “Holder”), a related party, to cover certain corporate maintenance expenses and professional fees.  The total amount of these cash advances was $36,618. These amounts were consolidated as the Holder had demanded memorializing the debt amount in the form of the above mentioned Note.  The Note matures on October 1, 2010.  On October 1, 2010 the principal and accrued interest of the Note became due.  The Company failed to make the required payment.  As a result, the Note is in default and accruing interest at 15%. As such, as of the date of this report, the current amount owed under the Note, including all principal and accrued interest as of October 29,20100 totals $37,524.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

On August 16, 2010, the Company filed its Definitive Schedule 14C. Pursuant to such document, the Company disclosed the prior shareholder approval of the following corporate actions: (i) authorization to the Board to amend the Company’s Articles of Incorporation to increase the Company’s authorized stock from 50,000,000 shares to 5,000,000,000 shares, to wit, 4,975,000,000 shall be common shares and 25,000,000 shall be preferred shares; (ii) authorization to the Board, at their discretion, to amend the Company’s Articles to authorize the Board to designate additional preferred classes of stock; (iii) authorization to the Board, at their discretion, to affect a reverse stock split of the Company’s common stock; (iv) authorization to the Board, at their discretion, to affect a forward stock split of the Company’s common stock; (v) ratification of the prior appointment of Hamilton, PC as the Company’s independent public accountant; (vi)confirmation and ratification of  the prior appointment of Mr. Ford Sinclair as the Company’s Interim Chairman of the Board; (vii) authorization to the Board to designate an Employee Stock Incentive Plan and; (viii) approval of authorization to the Company’s Board of Directors to amend the Company’s Articles of Incorporation to change of the name of the Company. Full details of the Definitive Schedule 14C and the corporate actions authorized and described above have been filed in the Definitive Schedule 14C filed with the United States Securities and Exchange Commission (www.sec.gov) on August 16, 2010 and are hereby incorporated herein by reference.

Page13

ITEM 6.                      EXHIBITS

Exhibit #	Title

3.1	Articles of Incorporation. (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

3.2	Certificate of Amendment to Articles of Incorporation dated July 7, 2003 (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

3.2	Bylaws (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

14.1	Code of Ethics. (Attached as an exhibit to our Form 10-KSB filed with the SEC on October 14, 2008 and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer pursuant to Section 302of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal l Financial Officer pursuant to Section 302of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Page14

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 15, 2010, by the undersigned, thereunto duly authorized.

VISITRADE, INC. /s/ Ford F. Sinclair By: Ford F. Sinclair Its: Chief Executive Officer and Principal Accounting Officer

Page15