Form 10-K
VisiTrade, Inc.
filed 2011-03-31
CIK 1419577

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 000-52982
___________________________

BLACKBOX SEMICONDUCTOR, INC.
(Exact name of registrant as specified in its charter)

Nevada	74-3197968
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
450 Duane Avenue Schenectady, New York 12304 ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                                          (518) 935-2830 (Ext. 1102)
Securities registered pursuant to Section 12(b) of the Act:                                 None
Securities registered pursuant to Section 12(g) of the Act:                                  $.001 par value common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ___Yes   X_No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ___Yes_X_No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_Yes    ___No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ___Yes_X_No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                    ___                                Accelerated filer                                                                ___
Non-accelerated filer                                                      ___                                Smaller reporting company                                             _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). __Yes _X_No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $208,593 based upon the closing price of our common stock which was $9.00 on March 30, 2011.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to approximately 4,085,403 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2011, there were 4,108,580 shares of our common stock issued and outstanding.

Documents Incorporated by Reference:                                                                                     None

VisiTrade, Inc.

Annual Report on Form 10-K

Table of Contents

Part I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. (Removed & Reserved)
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
Part III
Item 10. Directors, Executive Officers, and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
Part IV
Item 15. Exhibits, Financial Statement Schedules
Signatures

PART I
Item 1. Description of Business

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

On August 16, 2010, the Company filed its Definitive Schedule 14C with United States Securities and Exchange Commission (“SEC”). Pursuant to such document, the Company disclosed the prior shareholder approval of the following corporate actions: (i) authorization to the Board to amend the Company’s Articles of Incorporation to increase the Company’s authorized stock from 50,000,000 shares to 5,000,000,000 shares, to wit, 4,975,000,000 as common shares and 25,000,000 as preferred shares; (ii) authorization to the Board, at their discretion, to amend the Company’s Articles to authorize the Board to designate additional preferred classes of stock; (iii) authorization to the Board, at their discretion, to affect a reverse stock split of the Company’s common stock; (iv) authorization to the Board, at their discretion, to affect a forward stock split of the Company’s common stock; (v) ratification of the prior appointment of Hamilton, PC as the Company’s independent public accountant; (vi) confirmation and ratification of  the prior appointment of Mr. Ford Sinclair as the Company’s Interim Chairman of the Board; (vii) authorization to the Board to designate an Employee Stock Incentive Plan and; (viii) approval of authorization to the Company’s Board of Directors to amend the Company’s Articles of Incorporation to change of the name of the Company. Full details of the Definitive Schedule 14C and the corporate actions authorized and described above have been filed in the Definitive Schedule 14C filed with the United States Securities and Exchange Commission (www.sec.gov) on August 16, 2010 and are hereby incorporated herein by reference.

On January 15, 2011, the Company’s Board of Directors affected a 1-for-270 reverse stock split and changed its name to BlackBox Semiconductor, Inc. as further described herein.

b.           Current Business Operations.

Under our proposed business plan we will operate as an online retailer of aftermarket Triumph motorcycle parts and accessories. We plan to market our products primarily through our internet website www.sportbike-customs.com. We own the domain name www.sportbike-customs.com but have not completed our website. The website is currently a link to www.british–customs.com, one of our proposed marketing partners.  Our corporate headquarters are currently located at 450 Duane Ave., Schenectady, NY 12304. Our telephone number at our corporate head office is currently (518) 935-2830 (ext.1102).

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

-
Ready Access to Products on a Secure Site. Our customers will be able to access and purchase our products 24 hours a day from the convenience of their computer. We will not sell any personal information about our customer base to third parties and all online sales transaction will be secured.

-
Value Pricing. Once organized, our multiple sourcing networks will locate and obtain Triumph parts and accessories allowing our users to compare prices. Our sales teams will cost-effectively match customer demand with supply on a just-in-time basis, employing our planned rapid fulfillment process.

-
Positive Customer Experience. Our internal sales and customer service representatives will be available by e-mail and telephone to respond to questions and provide guidance regarding product availability, order status and product use and functionality.

-
Reliable and Efficient Distribution Channel. Once our network of parts distributors is firmly established, we will be able to provide a low-risk, high-volume channel through which our suppliers may sell merchandise.

-
Protection of Brand Integrity. We will maintain the integrity of our suppliers’ brands by responding to customer inquiries regarding their products in a professional manner, by ensuring that we sell only quality goods on our website and by selling only factory sealed goods in original form together with all accessories still intact.

-
Optimize inventory management through the use of technology. Our merchandise buyers will be supported by software that provides updated sales information. This technology will enable us to make informed decisions and quickly change prices in an effort to maximize sales volume, gross profits and return on inventory capital.

-
Maintain low customer acquisition costs. We believe that by utilizing targeted online campaigns, including direct e-mail campaigns, we will be able to keep our per customer acquisition costs relatively low.

Our initial goal and current focus is the completion of our website. This is the backbone of our proposed operations platform and the stepping stone for future business activities. We have had substantial difficulties in the completion of our website. As disclosed in our First Amended Form 10 filed with the SEC on October 15, 2008, we expected to have completed our website and had it operational by late 2008/early 2009. Such completion date has been delayed substantially due initially to technical difficulties with our web design and development, and currently due to lack of adequate capital to fund such development due to current market conditions. Our website completion has been delayed substantially and we currently hope to complete the initial beta version of our software platform by the end of the third quarter of 2011. Based upon the current status of our software platform and negotiations with our software designers, we currently estimate we will require approximately $75,000 in software design and development costs to complete the final beta version of our website. We currently do not have such funds available. While we are currently searching for additional capital infusion sources, we have also considered offering an equity interest as compensation for the completion of such services if such equity compensation can be offered on terms which the Company finds reasonable. Once the beta version and testing of such version is complete, we may incur additional costs associated with revising and editing such platform. We have no way of knowing what such additional costs will amount to until we are able to test the final beta version of the platform.

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

c.           Proposed Business Opportunities.

As disclosed in the our Form 8-K filed with the SEC on March 28, 2011, on March 23, 2011, the Company entered into a letter of intent with Shrink Nanotechnologies, Inc., a Delaware corporation, as seller (“Shrink Nano”) and BlackBox Semiconductor, Inc., a Delaware corporation and wholly owned subsidiary of Shrink (“BlackBox Delaware”), for the acquisition of all of the shares of BlackBox Delaware from Shrink Nano (the “BlackBox Acquisition LOI”). A copy of the BlackBox Acquisition LOI was attached as an exhibit to our Form 8-K filed with the SEC on March 28, 2011 and hereby incorporated herein by reference. The specific salient terms of the transaction, which are to be memorialized with definitive transaction documents, provide for consideration by the Company of $75,000 and 19.9% of the Company’s common stock as calculated at closing to be issued to Shrink Nano, in exchange for (i) all of the equity ownership of BlackBox Delaware (including assignments of all of its intellectual property) and (ii) 15,000,000 shares of common stock of Shrink Nano to be issued to the Company. BlackBox Delaware will generally be responsible for legal and related expenses for the transaction.

The primary asset of BlackBox Delaware includes an exclusive License Agreement (the “Chicago License Agreement”) with the University of Chicago, granting to BlackBox Delaware the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites (US PTO Application No. PCT/US10/32246, and provisional applications 61/214,434 and 61/264,790) and future patent applications filed by the University of Chicago based on certain other patentable technologies described in the Chicago License Agreement.

The LOI is the only the initial document laying out the proposed terms of the underlying transaction, which are to be memorialized with definitive transaction documents. No assurances can be made that such transaction will close. In the event the transaction does materialize, the Company will be required to raise substantial additional capital in order to effectuate a proposed business plan as intended with BlackBox Delaware and the Chicago License Agreement.  No assurance can be made that the Company will be able to raise sufficient capital to effectuate its proposed business expansion plans that relate to BlackBox Delaware or, even if it is able to raise the capital, that it will be successful in timely commercializing viable and competitive semiconductor products.

The Company intends to continue to pursue its current business operations described above in “Item 1. Description of Business; Current Business Operations” as an online retailer of aftermarket Triumph motorcycle parts and accessories. To the extent that the proposed transaction underlying the BlackBox Acquisition LOI is finalized, the Company’s Board of Directors will reconvene at such later date in order to determine if the Company will dispense, operationally or otherwise, with the Triumph Motorcycle business, for the benefit of our shareholders.

Personnel

We currently do not have any full time employees.   We intend to hire full time employees and additional independent contract labor on an as needed basis when our website is complete.

Item 2. Description of Properties

At present, we do not own any property.  Our executive offices are currently located at 450 Duane Ave., Schenectady, NY 12304. Our telephone number at our corporate head office is currently (518) 935-2830 (ext.1102).

Item 3. Legal Proceedings

None

Item 4. (Removed and Reserved)

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information.

The common stock of the Company, $.001 par value, is currently traded over the counter and is listed on the OTC Bulletin Board under the symbol "VTDI" The availability of historical trading prices of our common stock is limited, with periods of little or no trading activity. The following table sets forth the available approximate range of high and low closing prices for the common stock of the Company during the periods indicated. The quotations presented are adjusted to reflect splits in our common stock and reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

20101	Low	High
First Quarter	0.027027	1.432432
Second Quarter	0.027027	0.72973
Third Quarter	0.567568	3.243243
Fourth Quarter	0.243243	0.567568

20091	Low	High
First Quarter	$1.081081	1.891892
Second Quarter	1.891892	1.891892
Third Quarter	1.891892	1.891892
Fourth Quarter	1.891892	1.891892

1Adjusted to reflect 1 for 270 reverse split on January 15, 2011 as described above in Item 1. Description of Business.

On March 30, 2011 the closing quotation for our common stock was $9.00 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

(b) Approximate number of equity security holders.

The approximate number of record holders of the Company's common stock as of March 30, 2011 was 49, which does not include shareholders whose stock is held through securities position listings.

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

During the year ended December 31, 2010, neither the Company nor any of its affiliates purchased any equity securities of the Company or on behalf of the Company.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements” that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies that are believed to be the most critical to fully understanding and evaluating the reported financial results include  the recovery of deferred income tax assets.

As part of the process of preparing our financial statements, we must estimate our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance must be established. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in the tax provision in the statement of operations.

Results of Operations

Revenues

	Year Ended December 31

	2010	2009

Total Sales	$0	$0

We had no revenues for the year ended December 31, 2010 or for the year ended December 31, 2009.

Net Profit (Loss).

	Year Ended December 31

	2010	2009

Net Profit (Loss)	($153,911)	($144,000)

For the year ended December 31, 2010, we sustained net losses of $153,911 as compared with a net loss of $144,000 for the year ended December 31, 2008.  The increase in net loss is attributed to increased costs associated with general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2010, the Company had assets of $0 and liabilities of $356,429. Current assets of $0 and current liabilities of $356,429 resulted in a working capital deficiency of $356,429.

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

Forward-Looking Statements

The Company, from time to time, may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (a) the failure to obtain additional borrowed and/or equity capital on favorable terms for acquisitions and expansion; (b) adverse changes in federal and state laws, or other matters affecting the Company's business; (c) the demand for the Company's products and services; and (d) other risks detailed in the Company's SEC filings.

This Form 10-K contains and incorporates by reference certain "forward-looking statements" with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-K, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended, will, should, may, expect, anticipate, estimates, projects" or the negative thereof or variations thereon or similar terminology.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

CONTENTS

Report of Independent Registered Public Accounting Firm – 2010

Balance Sheet

Statements of Operations

Statements of Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BlackBox Semiconductor, Inc.
(f/k/a Visitrade, Inc)

We have audited the accompanying balance sheets of Blackbox Semiconductor, Inc., as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years in the period ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackbox Semiconductor, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years in the period ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Blackbox Semiconductor, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Blackbox Semiconductor, Inc. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
March 29, 2011

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2010	2009
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Due to related party	$318,000	$202,518
Accrued interest	2,261	-
Note payable, default - related party	36,168	-
Total Current Liabilities	356,429	202,518

TOTAL LIABILITIES	356,429	202,518

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 45,000,000 shares
authorized; 107,570 and 107,570 shares issued and outstanding	108	108
Preferred stock, $.001 par value; 5,000,000 shares
authorized; 5,000,000 and 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	2,286,061	2,286,061
Accumulated deficit	(2,647,598)	(2,493,687)
Total stockholders' deficit	(356,429)	(202,518)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
	For the year ended		April 4, 2004
	December 31,	December 31,	through
	2010	2009	December 31,
			2010
Revenue	$-	$-	$-

Selling, general and administrative expenses	151,650	144,000	358,169
Loss from operations	(151,650)	(144,000)	(358,169)

Other Income (loss):
Interest gain (expense)	(2,261)	-	(2,261)
Gain from extinguished debt	-	-	35,916
Total income (loss) from other income	(2,261)	-	33,655

Total loss from continuing operations	(153,911)	(144,000)	(324,514)

Discontinued Operations:
Loss from discontinued trading platform operations	-	-	(2,323,084)
Provision for income taxes	-	-	-

Net income (loss)	$(153,911)	$(144,000)	$(2,647,598)

Loss per common share:
Continuing operations	(1.43)	$(1.34)	-
Discontinued operations	-	$-	-
Loss per share-basic and diluted	$(1.43)	$(1.34)	$-

Weighted average shares outstanding	107,570	107,570	94,551

The accompanying notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
From April 4, 2004 date of inception, through December 31, 2010

	Common Stock		Preferred Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid -In Capital	Deficit	Deficit
Issuance of founder shares	73,529	$74	-	$-	$(73)	$	$1

Net Income for year ended December 31, 2004						(1)	(1)
Balance at December 31, 2004	73,529	74	-	-	(73)	(1)	-

Net Income for year ended December 31, 2005						-	-
Balance at December 31, 2005	73,529	74	-	-	(73)	(1)	-

Stock issued in reverse merger	19,478	19	5,000,000	5,000	(36,935)	-	(31,916)

Net loss for the year ended December 31, 2006						-	-
Balance at December 31, 2006	93,007	93	5,000,000	5,000	(37,008)	(1)	(31,916)

Stock issued for services	17,008	17	-	-	2,385,067	-	2,385,084

Cancellation of shares issued for services	(2,444)	(2)	-	-	(61,998)	-	(62,000)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(2,303,168)	(2,303,168)
Balance at December 31, 2007	107,570	108	5,000,000	5,000	2,286,061	(2,303,169)	(12,000)

Net loss for the year ended December 31, 2008	-	-	-	-	-	(46,518)	(46,518)
Balance at December 31, 2008	107,570	108	5,000,000	5,000	2,286,061	(2,349,687)	(58,518)

Net loss for the year ended December 31, 2009	-	-	-	-	-	(144,000)	(144,000)
Balance at December 31, 2009	107,570	108	5,000,000	5,000	2,286,061	(2,493,687)	(202,518)

Net loss for the year ended December 31, 2010	-	-	-	-	-	(153,911)	(153,911)
Balance at December 31, 2010	107,570	$108	5,000,000	$5,000	$2,286,061	$(2,647,598)	$(356,429)

The accompanying notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the period
			April 4, 2004
	For the year ended		through
	December 31,	December 31,	December 31,
	2010	2009	2010
NET CASH FROM OPERATING ACTIVITIES:
Net loss	$(153,911)	$(144,000)	$(2,647,598)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for services	-	-	2,323,084
Changes in assets and liabilities, net of effects from acquisitions
Increase (decrease) in accrued expenses	2,261	-	2,261
Increase (decrease) in due to related party	151,650	144,000	322,252
Net cash provided by operating activities	-	-	(1)
NET CASH FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1
Net cash provided by financing activities	-	-	1

Net increase in cash and cash equivalents	-	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD			-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

Interest expense	$-	$-	$-
Income taxes	-	-	-
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Debt exchanged for issuance of note payable	$36,168	$-	$-

The accompanying notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.
Notes to the Financial Statements
for the years ended December 31, 2010 and 2009

Note 1 -                      Nature of Business  and History

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

On January 15, 2011, the Company changed its name to BlackBox Semiconductor, Inc.  Following a shareholder action described in a Form 14C filed on with the SEC on August 16, 2010, the Board of Directors affected a 1 for 270 reverse stock split on January 15, 2011.  All per share amounts and calculations in our presentation reflect this change.

Note 2 -                      Summary of Significant Accounting Policies

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

Principles of Consolidation

The consolidated balance sheet include the accounts of BlackBox Semiconductor, Inc. and its’ wholly owned subsidiaries, thereby reflecting the transactions related to the November 1, 2006 effective date of the asset purchase agreement. The consolidated statements of operations include the operations of the predecessor entity, Visitrade, LLC since November 1, 2006, the effective date of the acquisition of the Visitrade, LLC business.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Going Concern Considerations

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

The components of income tax expense are as follows:
	for the year ended	for the year ended
	December 31,	December 31,
	2010	2009
Federal taxes	$-	$-
State taxes	-	-
Benefit of utilization of operating loss carryforward	(52,330)	(48,960)
Taxes	-	-
Change in Valuation Allowance	52,330	48,960
Income Tax Expense	$-	$-

Net deferred tax assets (liabilities) consist of the following components:

	December 31,	December 31,
	2010	2009
NOL Carryforward	$900,183	$847,854
Valuation Allowance	(900,183)	(847,854)
Net deferred tax assets	$-	$-

The following is a reconciliation of the provision for income taxes at the United States of America federal income tax rate to the income taxes reflected in the statements of operations:

Tax expense (credit) at statutory rate – federal	34%
State tax expense net of federal tax	8.75%
Change in valuation allowance	42.75%
Tax expense at actual rate	0%

As of December 31, 2010, the Company’s net deferred tax assets are offset by a valuation allowance of $900,183. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the year in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

At December 31, 2010, the Company had net operating loss carryforwards of approximately $2,647,000.  These carryforwards will begin to expire in 2024.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2010	2009
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

At December 31, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2005-2010.

Basic Net Loss per Share of Common Stock

In accordance with US GAAP, basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  There is a total of $38,429  in convertible notes and accrued interest currently outstanding, which are convertible into 1,423,296 shares of common stock, the common stock equivalents resulting from the issuance of these stock options have not been included in the per share calculations because such inclusion would be anti-dilutive.

	for the year ended	for the year ended
	December 31,	December 31,
	2010	2009

Numerator – (loss)	$(153,911)	$(144,000)
Denominator – weighted avg.
number of shares outstanding	107,570	107,570
Loss per share – basic and diluted	$(1.43)	$(1.34)

Convertible Notes

In accordance with US GAAP we calculated the value of the beneficial conversion feature embedded in the Convertible Notes.  Since the note is contingently convertible, the intrinsic value of the beneficial conversion feature is not recorded until the note becomes convertible.

Convertible notes are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debtholders have to convert into ordinary shares of the Company.  Due to the number of shares that may be required to be issued upon conversion of the Convertible Notes is indeterminate, the embedded conversion option of the Convertible Notes are accounted for as a derivative instrument liabilities rather than equity debt as in accordance with US GAAP.

The debt component of the convertible note is measured at amortized cost and therefore increases as the present value of the interest coupon payments and redemption amount increases, with a corresponding charge to finance cost – other than interest. The debt component decreases by the cash interest coupon payments made. The embedded derivatives are measured at fair value at each balance sheet date, and the change in the fair value is recognized in the income statement.

Financial Instruments

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

-
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

-
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

-
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2010 and December 31, 2009.

Current Adoption of New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued authoritative guidance for fair value measurements, which requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 fair value measurements became effective for the first interim reporting period after December 15, 2009. Disclosures regarding activity within Level 3 fair value measurements become effective for the first interim reporting period after December 15, 2010.

 In September 2009, the FASB issued revised guidance for multiple-deliverable revenue arrangements. This guidance changes the criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable. Under the revised guidance, the selling price for each deliverable in a multiple-deliverable arrangement will, in order of preference and when available, be based on vendor specific objective evidence, third party evidence, or estimated selling price. The revised guidance prescribes that an estimated selling price be determined in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The revised guidance also significantly expands the disclosures related to multiple-deliverable arrangements, and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this guidance by the Company did not have a material impact on the Company's consolidated financial statements.

 In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. The amended standards require an enterprise to perform an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis is performed in order to identify the primary beneficiary of the variable interest entity as being the enterprise that has certain characteristics described in the amended standards. The amended standards, in addition to other requirements, require an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's financial performance, and mandates ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. These amended standards are effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim financial statements within those fiscal years. The Company is currently evaluating the impact, if any, this guidance will have on its consolidated financial statements.

Note 3.   Note Payable, Default – Related Party Transaction

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

On April 1, 2010 the Company issued a 5% convertible note with a principal amount of $36,168 to Noctua Fund Manager, LLC.  The note matures on October 1, 2010.  Since, November 2007, the Company has received numerous cash advances from Noctua Fund Manager, LLC (the “Holder”), a related party, to cover certain corporate maintenance expenses and professional fees.  The total amount of these cash advances was $36,618.  These amounts were consolidated as the Holder has demanded memorializing the debt amount in the form of the above mentioned note.  The note contains a conversion option, whereby the note is convertible into shares of our common stock at conversion price of $.027 (the market price of our stock at the issuance of the note, and restated to reflect the 1 for 270 reverse stock split) per share if both: (i) the Company’s authorized common stock has been increased to not less than 1,000,000,000 shares and (ii) the Principal Amount and all interest and penalties accrued have not been paid in full, the Holder shall have the right to convert the principal and any interest due under this note into shares.   On October 1, 2010 the principal and accrued interest of the note became due.  The Company failed to make the required payment.  As a result, this Note is in default and accruing interest at 15%.  At December 31, 2010, the conversion option in the note was not effective.

The company obtains certain administrative, bookkeeping and management services from Noctua Fund Manager, LLC for a fee of $10,000 per month.  Mark L. Baum, Esq., BlackBox Semiconductor Inc.’s former CEO and president, is a managing member of the Noctua Fund Manager, LLC.

Notes Payable consists of the following at December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009
5% Note payable due October 1, 2010	$36,168	$
Total notes payable	36,168		-
Less current portion	(36,168)		-
Long term portion	$-		$-

The following represents minimum payments due for notes payable:

Amount
2010	$36,168
2011	-
2012	-
Total	$36,168

Note 4.   Commitments and Leases – Related Party Transactions

On October 1, 2008, the Company entered into an operating agreement with Noctua Fund Manager, LLC. The company obtains certain administrative, bookkeeping and management services from Noctua Fund Manager, LLC for a fee of $10,000 per month.  Mark L. Baum, Esq., BlackBox Semiconductor Inc.’s former CEO and president, is a managing member of the Noctua Fund Manager, LLC.

Noctua Fund Manager, LLC made cash advances to the company to cover certain administrative expenses during the years ended December 31, 2010 and 2009 in the amounts of $7,650 and $0, respectively.

For the years ended December 31, 2010 and 2009, there was $264,000 and $172,518 owed to Noctua Fund Manager, LLC, respectively and no cash payments have been made to the Noctua Fund Manager, LLC.  On April 1, 2010 the Company issued a 5% convertible note with a principal amount of $36,168 to Noctua Fund Manager, LLC.  The note matures on October 1, 2010.  Since, November 2007, the Company has received numerous cash advances from Noctua Fund Manager, LLC (the “Holder”), a related party, to cover certain corporate maintenance expenses and professional fees.  The total amount of these cash advances was $36,618.  These amounts were consolidated as the Holder has demanded memorializing the debt amount in the form of the above mentioned note (further detail found in Note 3.).

The Company subleases space from Business Consulting Group Unlimited, Inc.(“BCGU”), an entity owned by our former CEO and sole director, Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $2,000 per month.  The lease term with Business Consulting Group Unlimited, Inc. expired October 1, 2009, and has continued based on a month to month term thereafter.

For the years ended December 31, 2010 and 2009, there was $54,000 and $30,000 owed to BCGU, respectively and no payments have been made to the BCGU.

The Company’s rent expense for the years ended December 31, 2010 and 2009 was $24,000 and $24,000, respectively.

The Company currently has no future minimum lease payments for the next 5 years.

Note 4.   Capital Structure

Preferred Stock

At December 31, 2010, the Company was authorized to issue 5,000,000 shares of Preferred Stock, par value $.001, of which 5,000,000 shares have been issued and are currently outstanding (the “Series A Preferred shares”).

The Series A Preferred shares are non-convertible and maintain a 250 for one voting preference such that a holder of the Series A Preferred shall be entitled to vote 250 shares for every one share of Series A Preferred held by such shareholder.

Common Stock

All share amounts have been restated to reflect a 1 for 270 reverse stock split effective January 15, 2011.

At December 31, 2010, the Company was authorized to issue 45,000,000 shares of common stock, par value $.001.

At December 31, 2010 and 2009, 107,570 shares of common stock were issued and outstanding.

Note 5.  Subsequent Events

The Company has performed an evaluation of events occurring subsequent to year end through the issuance date of this report. Based on our evaluation, nothing other than the events described below need to be disclosed.

Following a shareholder action described in a Form 14C filed on with the SEC on August 16, 2010, the Board of Directors affected a 1 for 270 reverse stock split on  January 15, 2011.  All per share amounts and calculations in our presentation reflect this change.

On January 31, 2011, the Company terminated its operating agreement with Noctua Fund Manager, LLC and terminated its lease agreement with Business Consulting Group Unlimited, Inc.

On January 31, 2011, the Company and Noctua Fund Manager, LLC agreed to amend certain terms found in its 5% Convertible Note agreement (see Note 3.).  All the previous Note terms remained unchanged with the exception of the following: the Note became convertible into common stock at a conversion rate of $.009, the Note’s default provision was cured, the principal amount of the Note was increased to $45,881 to reflect previous accrued interest and in exchange for $2,000 in past cash advances owed to Noctua Fund Manager, LLC and $5,000 in future cash advances, and a new maturity date of March 31, 2011.  On March 21, 2011, the Company received a conversion demand from Noctua Fund Manager, LLC, electing to convert $36,000 of principal balance of the note into 4,000,000 shares of stock.

On March 15, 2011, the Company issued a $274,000 principal balance convertible note to Noctua Fund Manager, LLC, in exchange for debt in the amount of $274,000.  The note accrues interest at 2% and matures on March 14, 2012.  The note can convert into common stock at a conversion rate of $.3425 per share.  Noctua Fund Manager, LLC also received 150,000 callable common stock purchase warrants, exercisable at $1.50 a share, these warrants have a maturity date of March 15, 2014.

On March 21, 2011, the Company’s Board of Directors affected an increase in its authorized common share amount from 45,000,000 to 1,000,000,000.

On March 21, 2011, the Company’s Board of Directors affected an increase in its preferred share amount from 5,000,000 to 25,000,000.

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

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weakness listed below. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2010, certain significant deficiencies in internal control became evident to management that, in the aggregate, represents material weaknesses, including:

During the year ended December 31, 2010, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Plan for Remediation of Material Weaknesses

Where possible, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of our internal control over financial reporting.

(B) Changes in internal controls

During the period covered by this report, there were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Settlement of Outstanding Debt Owed to Noctua Fund Manager; Issuance of Unsecured Note

As of  March 15, 2011, the Company entered into a Letter Agreement with Noctua Fund Manager, LLC, (“NFM”) an existing creditor and affiliate of a principal shareholder of the Company, (the “NFM Letter Agreement”), pursuant to which the Company issued to NFM an unsecured convertible note in the principal amount of $274,000 and accruing interest at 2% per year, in order to settle and accrue $274,000 (the “Unsecured Note”) of past due account payables owed to NFM in connection with operational, including working capital, and administrative services rendered. The Unsecured Note is due March 14, 2012, accrues interest at 2% per year with a default rate of 3%, and principal and interest on the Unsecured Note is convertible at a fixed price of $0.3425 per share into 800,000 shares as of the date hereof.  The Unsecured Note automatically converts by its terms in the event and to the extent that the note is assigned to anyone absent consent of the Company.  A copy of the NFM Letter Agreement and Unsecured Note were filed as exhibits to our Form 8-K filed with the SEC on March 28, 2011 and are hereby are incorporated by reference.

Modification of Existing Secured Note to Noctua Fund Manager

Effective as of January 31, 2011, the Company entered into a Loan Modification Letter (the “Loan Modification”) with NFM.  Pursuant to the Loan Modification, the Company amended and replaced the previously existing 5% Secured Convertible Promissory Note Series 04012010-A1 (the “Original Secured Note”) issued to NFM on April 1, 2010, in the principal amount of $38,168.38, with a new note, in the principal amount of $45,881.00 due on March 31, 2011 (the “Amended Secured Note”).  The Loan Modification reflects additional principal and certain other accommodations of NFM so as to reflect, specifically:

-	an additional $7,000 loan disbursement made on January 11, 2011 and interest since April 1, 2010 as capitalized onto principal on the Amended Secured Note,

-	an extended due date of March 31, 2011 for the entire amount due under the Amended Secured Note,

-	a fixed conversion price for all principal and interest of $0.009 per share which only adjusts for corporate events such as stock splits, combinations or similar events.

As of the issuance date, the Amended Secured Note is convertible into 5,097,888 shares of the Company’s Common Stock. No other material changes have been made to the Amended Secured Note.  As of March 22, 2011, and as part of an agreement to reduce the Company’s debt, NFM agreed to convert $36,000 of principal and interest under the Amended Secured Note, into 4,000,000 shares of the Company’s restricted common stock.

A copy of the Loan Modification and of the Amended Secured Note were filed as exhibits to our Form 8-K filed with the SEC on March 28, 2011 and are hereby are incorporated by reference.

Certificate of Amendment; Name Change and Reverse Split - January 2011

Name Change to BlackBox Semiconductor, Inc.

Effective as of January 10, 2011, the Company changed its name from Visitrade, Inc. to BlackBox Semiconductor, Inc.  The name change was effectuated by the filing of a Certificate of Amendment to its Articles of Incorporation (the “Name Change Certificate”) with the Secretary of State of Nevada on January 10, 2011 and was approved by the board of directors and shareholders of the Company.  A copy of the Name Change Certificate was filed as exhibit to our Form 8-K filed with the SEC on March 28, 2011 and is hereby incorporated by reference.

Reverse Split

Effective as of a record date of January 15, 2011, the Company effectuated a reverse split of its common stock on a 1:270 basis, wherein each 270 shares of common stock outstanding was exchanged for one new share.  As a result, the capitalization of the Company was changed such that the 28,747,784 shares outstanding immediately prior to the Reverse Split were exchanged for 107,428 shares outstanding immediately after the Reverse Split.  The Reverse Split was effectuated by the filing by the Company of a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada on January 12, 2011, and was approved by the Corporation’s shareholders and board. A copy of the Reverse Split certificate was filed as an exhibit to our Form 8-K filed with the SEC on March 28, 2011 and is hereby incorporated by reference.

Certificate of Amendment; Capitalization Increase – March 2011

Effective as of March 28, 2011, the Company increased its capitalization from 45,000,000 shares of common stock, par value $.001 per share and 5,000,000 shares of preferred stock to 1,000,000,000 shares of common stock, par value $.001 per share and 25,000,000 shares of blank check preferred stock of which 5,000,000 were already issued and outstanding and designated as Series A Preferred Stock at the time of the capitalization increase (the “Capitalization Increase”).  The Capitalization Increase was approved by the board and shareholders and effectuated by the filing of a Certificate of Amendment to the Articles of Incorporation of the Company with the Secretary of State of Nevada on March 28, 2011 (the “Capitalization Amendment”).  A copy of the Capitalization Amendment was filed as an exhibit to our Form 8-K filed with the SEC on March 28, 2011 and is hereby incorporated by reference.

Certificate of Designation – Series A Preferred Stock

As previously disclosed, the Company issued 5,000,000 shares of preferred stock for consideration on July 6, 2007.  These shares were acquired by NFM.  After NFM acquired these shares, it was discovered that the Company failed to properly file the Certificate of Designations designating these shares as Series A Preferred Stock. On March 25, 2011, the Company corrected this error by filing a Certificate of Designation, and NFM exchanged the previously issued shares for new shares of Series A Preferred Stock on a one-for-one basis. The Series A Preferred Stock does not have specific liquidation or mandatory dividend rights, but does grant the holder thereof voting rights, to vote together with common stock holders as a single class, on a 250 for one basis with the common stock (i.e. each share of Series A Preferred Stock gets 250 votes for each share of common stock outstanding and voting in such action), granting the Series A Preferred Stock holder effective control of the Company.  In addition, the Series A Preferred Stock contains protective provisions that require affirmative consent of all of the Series A Preferred Stock holders for any action to:

-	Amend, alter or repeal any provision of the Articles of Incorporation or bylaws in a manner that adversely affects the powers of the Series A Preferred Stock,

-	Declare or pay any dividend or make any distributions to stockholders or to acquire for value, any common stock or other equity securities of the Company,

-
Create or authorize or obligate itself to issue shares of any class of capital stock unless it ranks junior to the Series A Preferred Stock with respect to dividends, distribution of assets on liquidation, or accrual of payment of dividends and redemption rights etc.,

-
Reclassify, alter or amend any existing security of the Company that is pari pasu with the Series A Preferred Stock in respect of distributions and liquidations that would make such other class senior to the Series A Preferred Stock, or reclassify any junior securities to become on parity with the series A Preferred Stock,

-	The making of dividends or redemptions of securities of the Company,

-
Create or authorize or issue debt security (or permit a subsidiary to take such action) which would result in aggregate indebtedness of the Company after such debt issuance to exceed $500,000 other than equipment leases or bank warehouse lines of credit without approval of the Board of Directors (but the Company can issue a non-equity linked $3,000,000 non-convertible debt),

-	Create or hold capital stock in any subsidiary that is not wholly owned by the Company or dispose of any capital stock of a subsidiary,

-	Initiate any action to abrogate or diminish the rights of the Series A Preferred Stock.

Consulting Agreement

Effective as of February 15, 2011, the Company entered into a Consulting Agreement with David Duncan (the “Duncan Consulting Agreement”).  The Duncan Consulting Agreement retains Mr. David Duncan as a consultant through May 19, 2011, with compensation of $6,000 for the first month ended March 17, 2011, and $13,000 for each month ended April 17 and May 18, 2011, respectively.  Mr. Duncan’s services to be completed during the term of the engagement include, among other things, completion of a website, preparation and refinement of the Company’s solar and semiconductor business plan and investor presentations, and assistance in retention of executive management and strategic investors.  After the term, and presuming that the relationship has been successful, the parties have agreed to enter into a more definitive employment agreement with a three year term with monthly compensation at $13,000 per month, benefits, and a bonus structure based on capital raising efforts of the Company and an opportunity to acquire up to 5% of the Company over three years, if thresholds to be agreed upon are met.  A copy of the Duncan Consulting Agreement was filed as an exhibit to our Form 8-K filed with the SEC on March 28, 2011 and is hereby incorporated by reference.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers.

The following table sets forth, as of the date of this report, the name, age and position of our sole director, executive officers and other significant employees:

Officers and Directors

NAME	AGE	SINCE	POSITION

Ford Sinclair	44	2010	Chief Executive Officer, Principal Financial Officer, Secretary and Sole Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2010, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 11. Executive Compensation

The following table summarizes all of the annual compensation paid to all of the company’s named executive officers for the years ended December 31, 2010, 2009, 2008 and 2007:

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards (Shares)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total (Shares)

Ford Sinclair.(1)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer,
Principal Financial Officer,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Secretary
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mark L. Baum, Esq.(2)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former Chief Executive
Officer, Principal Financial	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Officer and Secretary
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Michael West(3)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former President and
Chief Executive Officer

C. Anthony Ferracone(4)
Former Secretary and
Treasurer

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

Option Exercise In Last Fiscal Year And Fiscal Year End Option Values

Our executive officers were not issued any options which could have been exercised during the fiscal years ended December 31, 2010 or 2009.

Directors' Compensation

Our directors have not received any compensation for the year ended December 31, 2010. All Directors during the fiscal year ended December 31, 2010 have been listed in the Executive Compensation table above. All directors may receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings.

Compensation Committee

We have not formed an independent compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the 4,108,580 issued and outstanding shares of our common stock as of the date of this report by the following persons:

1.	Each person who is known to be the beneficial owner five percent (5%) or more of our issued and outstanding shares of common stock;
2.	Each of our Directors and executive Officers; and
3.	All of our Directors and Officers as a group

	Title, Class and Percentage of Securities Beneficially Owned
Name and Address	Common		Series A Preferred

Noctua Fund, LP(1)	85,403	2.00%	5,000,000	100%
Noctua Fund Manager, LLC(1)	4,000,000	97.35%
Ford Sinclair (2)	0	0%	0	0%
All Directors and Officers as a Group(3)	0	0%	0	0%

Total	4,085,403	99.43%	5,000,000	100%

(1)
The address for Noctua Fund, L.P. is c/o Noctua Fund Manager, LLC, 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011.  Noctua Fund Manager, LLC is an entity equally beneficially owned and controlled by Mark L. Baum and James B. Panther II through entities owned or controlled by them.  Such persons are non-voting minority limited partners in the Noctua Fund, L.P. itself.

(2)	The address is 450 Duane Ave., Schenectady, New York 12304.
(3)	Our sole Director and Officer is Ford Sinclair.

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

During the year ended 2010, the Company subleased approximately 3,000 square feet of office and administrative space from Business Consulting Group Unlimited, Inc., as well as the use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $2,000 per month. Mark L. Baum and James B. Panther, II are owners of Business Consulting Group Unlimited, Inc. Noctua Fund Manager, LLC is the General Partner of Noctua Fund, LP, both of which own an interest in the Company’s common and preferred stock and is a related party. Noctua Fund Manager, LLC is an entity equally beneficially owned and controlled by Mark L. Baum and James B. Panther II through entities owned or controlled by them.

Shrink Nano and BlackBox Delaware are entities that are indirectly controlled by and affiliated with, Messrs. Mark L. Baum and James B. Panther, II.  As explained above, Noctua Fund Manager, LLC is an entity equally beneficially owned and controlled by Mark L. Baum and James B. Panther II through entities owned or controlled by them.  Such persons are non-voting minority limited partners in the Noctua Fund, L.P.

Item 14. Principal Accountant Fees and Services

Audit Fees

For the years ended December 31, 2010 and December 31, 2009, Hamilton PC, the Company’s principal accountants, billed the Company $8,000 and $3,000 respectively, for fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q.

Audit-Related Fees

For the years ended December 31, 2010 and December 31, 2009, Hamilton PC, did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under "Audit Fees."

Tax Fees

For the years ended December 31, 2010 and December 31, 2009, Hamilton PC, did not bill for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2010 and December 31, 2009, Hamilton PC did not bill the Company for fees associated with the preparation and filing of the Company’s filings, the creation of pro forma financial statements and other related matters.

Audit Committee Pre-Approval Policies

The Company currently does not have an audit committee.  The Company’ Board of Directors currently approves in advance all audit and non-audit related services performed by the Company’s principal accountants.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a.  Exhibits

Exhibit #	Title

3(i).1	Articles of Incorporation. (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

3(i).2	Certificate of Amendment to Articles of Incorporation dated July 7, 2003 (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

3(i).3
Certificate of Amendment to Articles of Incorporation, dated January 10, 2011, effecting change of name (Attached as an exhibit to our Form 8-K filed with the SEC on March 28, 2011and incorporated herein by reference).

3(i).4
Certificate of Amendment to Articles of Incorporation, dated January 10, 2011, effecting reverse split (Attached as an exhibit to our Form 8-K filed with the SEC on March 28, 2011and incorporated herein by reference).

3(i).5
Certificate of Amendment to Articles of Incorporation, dated January 10, 2011, effecting change in number of authorized shares (Attached as an exhibit to our Form 8-K filed with the SEC on March 28, 2011and incorporated herein by reference).

3(i).6	Certificate of Designation of Series A Preferred Stock, dated March 28, 2011 (Attached as an exhibit to our Form 8-K filed with the SEC on March 28, 2011and incorporated herein by reference).

3.2	Bylaws (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

10.1
Letter of Intent, dated February 23, 2011, among the Registrant, Shrink Nanotechnologies, Inc. and BlackBox Semiconductor, Inc. (Delaware) (Attached as an exhibit to our Form 8-K filed with the SEC on March 28, 2011and incorporated herein by reference).

10.2
Loan Modification Letter, dated January 31, 2011, between the Registrant and Noctua Fund Manager, LLC (Attached as an exhibit to our Form 8-K filed with the SEC on March 28, 2011and incorporated herein by reference).

10.3
Amended Secured Convertible Promissory Note issued to Noctua Fund Manager, LLC on January 31, 2011 (Attached as an exhibit to our Form 8-K filed with the SEC on March 28, 2011and incorporated herein by reference).

10.4
Letter Agreement, dated March 15, 2011, between the Registrant and Noctua Fund Manager, LLC (Attached as an exhibit to our Form 8-K filed with the SEC on March 28, 2011and incorporated herein by reference).

10.5
Unsecured Convertible Promissory Note issued to Noctua Fund Manager, LLC on March 15, 2011 (Attached as an exhibit to our Form 8-K filed with the SEC on March 28, 2011and incorporated herein by reference).

10.6
Consulting Agreement, dated February 15, 2011, between the Registrant and David Duncan (Attached as an exhibit to our Form 8-K filed with the SEC on March 28, 2011and incorporated herein by reference).

14.1	Code of Ethics. (Attached as an exhibit to our Form 10-KSB filed with the SEC on October 15, 2008 and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            VISITRADE, INC.

Date: March  31, 2011                                                                                                                     Ford F. Sinclair
                                   By: Ford F. Sinclair
                                   Its: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March  31, 2011                                                                                                                     Ford F. Sinclair
                                  By: Ford F. Sinclair
                                       Its: Principal Executive Officer and its Principal Financial Officer and its Principal Accounting Officer and its Sole Director