Form 10-Q
period 2011-03-31
VisiTrade, Inc.
filed 2011-05-16
CIK 1419577

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-52982

BLACKBOX SEMICONDUCTOR, INC.

Nevada		74-3197968
(State or other jurisdiction		(IRS Employer
of Incorporation)		Identification Number)
450 Duane Avenue
Schenectady, New York 12304
(Address of principal executive offices)

(518) 935-2830 (Ext. 1102)
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

4,110,788 common shares outstanding, $0.001 par value, as of May 13, 2011

PART I

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, but not limited to, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, complete acquisitions or enter into license agreements, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology.  We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us.  Such forward-looking statements relate to future events or our future performance. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Forward-looking statements are only predictions.  The forward-looking events discussed in this Quarterly Report, the documents to which we refer you, and other statements made from time to time by us, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties, and assumptions about us.  The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 1.                      Financial Statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2011	2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$29,016	$-
Accrued interest	509	2,261
Due to related party	56,000	318,000
Convertible notes payable, net of discount - related party	21,298	36,168
Total Current Liabilities	106,823	356,429

TOTAL LIABILITIES	106,823	356,429

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 25,000,000 shares
authorized; 5,000,000 and 5,000,000 shares issued and outstanding
at March 31, 2011 and December 31, 2010, respectively	5,000	5,000
Common stock, $.001 par value; 1,000,000,000 shares
authorized; 4,108,580 and 107,570 shares issued and outstanding
at March 31, 2011 and December 31, 2010, respectively	4,109	108
Additional paid-in capital	2,637,941	2,286,061
Accumulated deficit	(2,753,873)	(2,647,598)
Total stockholders' deficit	(106,823)	(356,429)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying unaudited notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)

			From Inception
	For the three months ended		April 4, 2004
	March 31,	March 31,	through
	2011	2010	March 31,
			2011
Revenue	$-	$-	$-

Professional fees	5,000	-	29,000
Selling, general and administrative expenses	43,016	36,000	377,185
Loss from operations	(48,016)	(36,000)	(406,185)

Other Income (loss):
Interest gain (expense)	(12,379)	-	(14,640)
Gain (loss) from extinguished debt	(45,881)	-	(9,965)
Total (loss) from other income	(58,260)	-	(24,605)

Total loss from continuing operations	(106,276)	(36,000)	(430,789)

Discontinued Operations:
Loss from discontinued trading platform operations	-	-	(2,323,084)

Provision for income taxes	-	-	-

Net (loss)	$(106,276)	$(36,000)	$(2,753,873)

Loss per common share:
Continuing operations	$(0.18)	$(0.33)	-
Discontinued operations	$-	$-	-
Loss per share-basic and diluted	$(0.18)	$(0.33)	-

Weighted average common shares outstanding	596,459	107,570	-

The accompanying unaudited notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)

			From Inception
	For the three months ended		April 4, 2004
	March 31,	March 31,	through
	2011	2010	March 31,
			2011
NET CASH FROM OPERATING ACTIVITIES:
Net loss	$(106,276)	$(36,000)	$(2,753,874)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Loss from extinguishment of debt	45,881		45,881
Debt discount accretion	11,417		11,417
Stock issued for services	-	-	2,323,084
Changes in assets and liabilities, net of effects from acquisitions
Increase in accounts payable and accrued expenses	29,978	-	32,239
Increase in due to related party	19,000	36,000	341,252
Net cash provided by operating activities	-	-	(1)
NET CASH FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1
Net cash provided by financing activities	-	-	1

Net increase in cash and cash equivalents	-	-	(0)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$(0)

Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Convertible note converted into stock	$36,000	$-	$-
Debt exchanged for issuance of notes	$281,000	$-	$-

The accompanying unaudited notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.
Notes to the Financial Statements
At March 31, 2011
(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

No income tax benefit (expense) was recognized for the three months ended March 31, 2011 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $2.5 million.

The Company currently has tax return periods open beginning with December 31, 2004 through December 31, 2010.

Note 4.  Leases

The Company subleased space from Business Consulting Group Unlimited, Inc. (“BCGU”), an entity co-owned by our former CEO, Mark L. Baum, Esq. pursuant to which the Company leased approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $2,000 per month.  The lease term with Business Consulting Group Unlimited, Inc. expired October 1, 2009, and continued based on a month to month term thereafter.  This agreement was terminated on January 31, 2011.

At March 31, 2011, there was $56,000 owed to BCGU, and no payments have been made to the BCGU.

On January 5, 2011, the Company entered into a sublease agreement with a third party.  Pursuant to which the Company leases approximately 64 square foot executive office space at a rate of $96 per month.  The lease term expires on January 5, 2012 and shall create a month to month tenancy thereafter.

The Company’s rent expense for the three months ended March 31, 2011 and 2010 was $2,287 and $6,000, respectively.

The Company lease payments for the next 5 years are as follows:

2011	$1,146
2012	-
2013	-
2014	-
2015	-
Total	$1,146

Note 5.   Convertible Notes, Warrants, Commitments – Related Party Transactions

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

A.	Convertible Note Payable– Related Party Transactions – Partial Conversion

On April 1, 2010 the Company issued a 5% convertible note with a principal amount of $36,168 to Noctua Fund Manager, LLC.  The note matured on October 1, 2010.  The note was issued in exchange for cash advances totaling $36,618.  The note held a conversion option, whereby the principal and interest on the note was convertible into shares of our common stock at the conversion price of $.027 (the market price of our stock at the issuance of the note) per share if both: (i) the Company’s authorized common stock has been increased to not less than 1,000,000,000 shares and (ii) the Principal Amount and all interest and penalties accrued have not been paid in full.  On January 31, 2011, the Company and Noctua Fund Manager, LLC agreed to amend certain terms found in its 5% Convertible Note agreement. All the previous terms remained unchanged with the exception of the following: the Note became convertible into common stock at a conversion rate of $.009, the conversion provisions with respect to our authorized share amount and payments were eliminated, the Note’s default provision was cured, the principal amount of the Note was increased to $45,881 to reflect previous accrued interest and in exchange for $7,000 in  cash advances owed to Noctua Fund Manager, LLC, and a new maturity date of March 31, 2011.

The Company has evaluated these modifications to the Note and they have been considered significant in particular the terms of an embedded conversion option.  The change in fair value of the embedded conversion option is over the 10 percent of the carrying amount of the original debt instrument immediately before the modification.  As result, extinguishment accounting has been applied to the debt instrument.  This was recorded as an increase in additional paid in capital and expensed at the time of the note modification.  The Company has record a loss on extinguishment of debt of $45,881 at January 31, 2011.

On March 21, 2011, the Company issued 4,000,000 shares of common stock to Noctua Fund Manager, LLC, as conversion of $36,000 of principal balance of this convertible note.  The principal balance on the Note at March 31, 2011 was $9,881.

Mark L. Baum, Esq., Blackbox’s former CEO, is a managing member of the Noctua Fund Manager, LLC.  Noctua Fund Manager, LLC is also a controlling shareholder.

B.	Convertible Note Payable, Warrants – Related Party Transactions

The company obtained certain administrative, bookkeeping and management services from Noctua Fund Manager, LLC for a fee of $10,000 per month.  On January 31, 2011, the Company terminated this operating agreement with Noctua Fund Manager, LLC.  On March 15, 2011, the Company issued a $274,000 principal balance convertible note to Noctua Fund Manager, LLC, in exchange for all outstanding debt related to these fees totaling $274,000.  The note accrues interest at 2% and matures on March 14, 2012.  The note can convert into common stock at a conversion rate of $.3425 per share.  Noctua Fund Manager, LLC also received 150,000 detachable, callable common stock purchase warrants, exercisable at $1.50 a share, these warrants have a maturity date of March 15, 2014. The warrants are exercisable in cash at any time, and, shall be exercisable via cashless exercise commencing six months after the issuance date.

The warrants are valued at $274,000 and were recorded as discount on the issuance.  The discount is being accreted over the 12 month life of the note.  The warrants were valued using a Black-Scholes valuation model.  The variables used in this option-pricing model included: (1) discount rates of 1.08% (2) expected warrant life was 3 years, (3) expected volatility of 300% and (4) zero expected dividends.

The following summarizes stock purchase warrants at March 31, 2011:

Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2009	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding December 31, 2010	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	150,000	1.50
Outstanding March 31, 2011	150,000	$1.50

The following summarizes the changes in warrants outstanding for the three months ended March 31, 2011:

	Warrants Outstanding			Warrants Exercisable
	Number	Weighted	Remaining		Weighted
	of	Average	Exercise Life	Number	Average	Expiration
Date of Grant	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date
First quarter fiscal 2011	150,000	$1.50	2.96	150,000	$1.50	3/15/2014
Total at March 31, 2011	150,000	$1.50	-	150,000	$1.50

Notes Payable consists of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
5% Note payable due March 31, 2011	$45,881	$36,168
2% Note payable due March 14, 2012	274,000	-
Less: discounts	(262,583)
Less: payments	(36,000)	-
Total notes payable	21,298	-
Less: current portion	(21,298)	-
Long term portion	$-	$-

The following represents minimum payments due for notes payable:

Amount
2011	$9,881
2012	274,000
2013	-
Total	$283,881

Note 6.  Derivative Instruments

In determining fair value of financial instruments, the Company uses various valuation approaches within the fair value measurement framework. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  US GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The established fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

Note 7.   Common Stock

Following a shareholder action described in a Form 14C filed on with the SEC on August 16, 2010, the Board of Directors affected a 1 for 270 reverse stock split on January 15, 2011, with a share floor of 100 shares.  All per share amounts and calculations in our presentation reflect this change.

In March, 2011, 1,010 shares were issued due to the Depository Trust Company rounding related to the reverse stock split.

On March 21, 2011, the Company’s Board of Directors affected an increase in its authorized common share amount from 45,000,000 to 1,000,000,000.

On March 21, 2011, the Company issued 4,000,000 shares of common stock to Noctua Fund Manager, LLC, as conversion of $36,000 of principal balance of a convertible note.

At March 31, 2011, 4,108,580 shares of common stock were issued and outstanding.

Note 8.   Preferred Stock

On March 21, 2011, the Company’s Board of Directors affected an increase in its preferred share amount from 5,000,000 to 25,000,000.

At March 31, 2011, the Company was authorized to issue 25,000,000 shares of Preferred Stock, par value $.001, of which 5,000,000 shares have been issued and are currently outstanding

Note 9.  Potential Acquisition

On February 23, 2011, the Company entered into a letter of intent with Shrink Nanotechnologies, Inc., a Delaware corporation, as seller (“Shrink Nano”) and BlackBox Semiconductor, Inc., a Delaware corporation and wholly owned subsidiary of Shrink (“BlackBox Delaware”), for the acquisition of all of the shares of BlackBox Delaware from Shrink Nano (the “BlackBox Acquisition LOI”). The specific salient terms of the transaction, which are to be memorialized with definitive transaction documents, provide for consideration by the Company of $75,000 and 19.9% of the Company’s common stock as calculated at closing to be issued to Shrink Nano, in exchange for (i) all of the equity ownership of BlackBox Delaware (including assignments of all of its intellectual property) and (ii) 15,000,000 shares of common stock of Shrink Nano to be issued to the Company. BlackBox Delaware will generally be responsible for legal and related expenses for the transaction.  The Company has not finalized this transaction as of March 31, 2011.

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

Note 10.  Subsequent Events

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report. Based on our evaluation, nothing other than the events described below need to be disclosed.

In anticipation of the closing of the Blackbox Acquisition LOI, the Company began capital raising efforts to meet the $75,000 cash obligation due at closing.  Through the date of this report the Company had raised $60,000 in exchange for a bridge promissory note of which the terms have not been finalized.

In April, 2011, 2,208 shares of common stock were issued due to broker rounding related to the reverse stock split.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Plan of Operations.

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

Letter of Intent To Acquire BlackBox

As disclosed in the our Form 8-K filed with the SEC on March 28, 2011, on March 23, 2011, the Company entered into a letter of intent with Shrink Nanotechnologies, Inc., a Delaware corporation, as seller (“Shrink Nano”) and BlackBox Semiconductor, Inc., a Delaware corporation and wholly owned subsidiary of Shrink (“BlackBox Delaware”), for the acquisition of all of the shares of BlackBox Delaware from Shrink Nano (the “BlackBox Acquisition LOI”).  A copy of the BlackBox Acquisition LOI is attached as an exhibit hereto by incorporation herein by reference to the March 28, 2011 Form 8-K.

The specific salient terms of the transaction, which are to be memorialized with definitive transaction documents, provide for consideration by the Company of $75,000 and issuance to Shrink of such number of the shares Common Stock as equals approximately 19.9% of the Company after the acquisition in exchange for (i) all of the equity ownership of BlackBox Delaware (including assignments of all of its intellectual property) and (ii) 15,000,000 shares of common stock of Shrink Nano to be issued to the Company. BlackBox Delaware will generally be responsible for legal and related expenses for the transaction.

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

The LOI is the only initial document laying out the proposed terms of the underlying transaction, which are to be memorialized with definitive transaction documents.  No assurances can be made that such transaction will close. In the event the transaction does materialize, the Company will be required to raise substantial additional capital in order to effectuate a proposed business plan as intended with BlackBox Delaware and the Chicago License Agreement.  No assurance can be made that the Company will be able to raise sufficient capital to effectuate its proposed business expansion plans that relate to BlackBox Delaware or, even if it is able to raise the capital, that it will be successful in timely commercializing viable and competitive semiconductor products.

Shrink Nano is an entity controlled by and affiliated with, certain principals of Noctua Fund Manager, LLC, and its principals, which are also control persons of the Company and Business Consulting Group, Inc.  Accordingly, said transaction is and has been, subject to approval by disinterested directors.  To date, Noctua Fund Manager, LLC, or its affiliated entities, have funded this acquisition and certain recent operational costs of the Company.

The Company intends to continue to pursue its current business operations as an online retailer of aftermarket Triumph motorcycle parts and accessories. To the extent that the proposed transaction underlying the BlackBox Acquisition LOI is finalized, the Company’s Board of Directors will reconvene at such later date in order to determine if the Company will dispense, operationally or otherwise, with the Triumph Motorcycle business, for the benefit of our shareholders.

Recent Developments

Settlement of Outstanding Debt Owed to Noctua Fund Manager; Issuance of Unsecured Note

As of  March 15, 2011, the Company entered into a Letter Agreement with Noctua Fund Manager, LLC, (“NFM”) an existing creditor and affiliate of a principal shareholder of the Company, (the “NFM Letter Agreement”), pursuant to which the Company issued to NFM an unsecured convertible note in the principal amount of $274,000 and accruing interest at 2% per year, in order to settle and accrue $274,000 (the “Unsecured Note”) of past due account payables owed to NFM in connection with operational, including working capital, and administrative services rendered. The Unsecured Note is due March 14, 2012, accrues interest at 2% per year with a default rate of 3%, and principal and interest on the Unsecured Note is convertible at a fixed price of $0.3425 per share into 800,000 shares as of the date hereof.  The Unsecured Note automatically converts by its terms in the event and to the extent that the note is assigned to anyone absent consent of the Company.  The foregoing is a summary only of the  NFM Letter Agreement and Unsecured Note, which are filed as exhibits to this Report by incorporation by reference.

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

As of the issuance date, the Amended Secured Note is convertible into 5,097,888 shares of the Company’s Common Stock. No other material changes have been made to the Amended Secured Note.  As of March 22, 2011, and as part of an agreement to reduce the Company’s debt, NFM agreed to convert $36,000 of principal under the Amended Secured Note, into 4,000,000 shares of the Company’s restricted common stock.

The foregoing is a summary only of the Loan Modification and of the Amended Secured Note, which are filed as exhibits to this Report by incorporation by reference.

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
Reverse Split

Effective as of a record date of January 15, 2011, the Company effectuated a reverse split of its common stock on a 1:270 basis, wherein each 270 shares of common stock outstanding was exchanged for one new share.  As a result, the capitalization of the Company was changed such that the 28,747,784 shares outstanding immediately prior to the Reverse Split were exchanged for 107,428 shares outstanding immediately after the Reverse Split.  The Reverse Split was effectuated by the filing by the Company of a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada on January 12, 2011, and was approved by the Corporation’s shareholders and board. A copy of the Reverse Split certificate was filed as an exhibit to our Form 8-K filed with the SEC on March 28, 2011 and is hereby incorporated by reference.  The Company’s stock symbol remains VTDI, however, until further notice.

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

Change in Management

On April 4, 2011, Mr. Ford Sinclair resigned from his position as Chief Executive Officer of the Company. Mr. Sinclair’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.  Mr. Sinclair will remain as a President of the Company.

Immediately following his resignation, on April 4, 2011 the Company’s Board of Directors appointed Mr. David Duncan as the Company’s Chief Executive Officer and Secretary. Mr. Duncan brings an impressive background of success to the Company, specializing in business and new market development, operations, and finance for a variety of companies.  Mr. Duncan previously served as Chief Operating Officer for Evident Technologies, Inc., a nanotechnology company specializing in the commercialization of quantum dot semiconductor nanocrystals.  Mr. Duncan does not currently beneficially own any Company securities. The Company and Mr. Duncan currently maintain a material contract relating to Mr. Duncan’s positions with the Company as described above.

Results of Operations

During the periods ended March 31, 2011 and 2010, the Company had no revenues from operations.

The Company had $106,276 in total operating expenses from continuing operations for the three months ended March 31, 2011 as compared to $36,000 in total operating expenses from continuing operations for the three months ended March 31, 2010.The increase in total operating expenses is attributed to consulting contracts, increased interest expenses and debt modifications.

For the current fiscal year, the Company anticipates incurring a loss. The Company anticipates that until the website is completed and operational, it will not generate revenues, and may continue to operate at a loss after completing the website, and after the closing of our potential business acquisition, depending upon the performance of the future business. The Company also expects to incur a loss this year in connection with the acquisition of BlackBox Delaware and further research and licensing in respect of that business.

Liquidity and Capital Resources

At March 31, 2011, the Company had total assets of $0 and total liabilities of $106,823, resulting in a working capital deficiency of $106,823. The Company had a stockholders' deficit of $106,823 at March 31, 2011.

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

Need for Additional Financing

The Company does not have capital to continue operations as a going concern and, has been dependant to date upon funding provided by NFM or its affiliated entities, and an operating lease with Business Consulting Group, Inc. Additional funding will be required in order for the company to survive as a going concern and to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. If we do not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

The amount and timing of our future capital requirements will depend upon many factors, including the needs of BlackBox Delaware after our acquisition, if any, the level of funding received from possible future private placements of our common stock and the level of funding obtained through other financing sources, and the timing of such funding.

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

Off Balance Sheet Financings

The Company does not have any off balance sheet arrangements or financings.

Employees

We currently do not have any full time employees.   We intend to hire full time employees and additional independent contract labor on an as needed basis when our website is complete.

Item3.       Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 4.                      Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2011, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer has concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

In addition to those material weaknesses identified in our Form 10-K for the year ended December 31, 2010, we have identified additional material weaknesses required under the Exchange Act. We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles to ensure our filings under the Exchange Act were timely filed. Such information was not accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Although we are currently attempting to address such material weaknesses, during our most recently completed fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

Item 1.                      Legal Proceedings

None.

Item 1A.                      Risk Factors.

Certain of the Company’s risks are set forth in the Company’s previously filed Annual Report on Form 10K, which risk factors should be reviewed by readers and which are incorporated by reference hereby, as may be amended, modified or revised from time to time.

Additionally, the Company is a going concern and will be dependent on, among other things, funding from outside sources and completion of the BlackBox Delaware acquisition and a series of financings thereafter.  No assurance can be made that we will successfully complete this transaction, or that we will obtain the necessary capital to complete the same, or, even if completed, that we will be able to continue to finance its operations.

Item 2.                      Unregistered Sales of Equity Securities and Use o Proceeds.

As of March 22, 2011, and as part of an agreement to reduce the Company’s debt, NFM agreed to convert $36,000 of principal under the Amended Secured Note, into 4,000,000 shares of the Company’s restricted common stock.

In March, 2011, 1,010 shares of common stock were issued due to the Depository Trust Company rounding related to the reverse stock split.

In April, 2011, 2,208 shares of common stock were issued due to broker rounding related to the reverse stock split.

The foregoing transactions were exempt from the registration of the Securities Act in that they were not transactions involving any public offering.   All securities issued were restricted in nature and nom public solicitation or offer was made and all offerees were accredited investors and had a preexisting relationship with the Company or its management.

Item 3.                      Default on Senior Securities.

None.

Item 4.                      Submission of Matters to Vote of Shareholders.

None.
Item 5.                      Other Information

None.

ITEM 6.                      EXHIBITS

Exhibit #	Title

3.1(i)	Articles of Incorporation. (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

3.1(ii)	Certificate of Amendment to Articles of Incorporation dated July 7, 2003 (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

3.2	Bylaws (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 16, 2011, by the undersigned, thereunto duly authorized.

BLACKBOX SEMICONDUCTOR, INC. /s/ David Duncan By: David Duncan Its: Chief Executive Officer and Principal Accounting Officer