Form 10-Q
period 2011-06-30
BLACKBOX SEMICONDUCTOR, INC.
filed 2011-08-22
CIK 1419577

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

   X  .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

       .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-52982

BLACKBOX SEMICONDUCTOR, INC.

Nevada		74-3197968
(State or other jurisdiction		(IRS Employer
of Incorporation)		Identification Number)

1462 Erie Boulevard
Schenectady, New York 12305
(Address of principal executive offices)

(518) 935-2830
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes      . No   X  .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

135,223,320 common shares outstanding, $0.001 par value, as of August 22, 2011

PART I

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying Financial Statements and related notes and the Risk Factors contained herein as well as business section of our recently filed Current Report on Form 8-K, date of Report June 3, 2011. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  We do not have any material revenues or source of income, for example, and without limitation, statements regarding our plans, goals, strategies, intent, beliefs or current expectations with respect to our recently acquired business, as well as our plans to wind down our existing internet-based business.  These statements are expressed in good faith and based upon what we believe are reasonable assumptions.  There can be no assurance that these expectations will be achieved or accomplished.  You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology.  We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us.

Some specific factors and statements that are forward looking statements and necessarily subject to uncertainties include, without limitation: the success of our recently completed acquisition of BlackBox Semiconductor’s business, our need for money and ability to raise capital and ability to monetize consideration received in the transaction;  items contemplating or making assumptions about the progress of our research and development activities; our ability to raise the necessary capital in order to sustain our operations; our ability to further acquire, hold and defend our intellectual property; changes in the industry and new competing technologies that arise; the development, commercialization and market acceptance of our recently acquired liquid semiconductor technologies and other related technologies; the cost to complete the development and commercialization of these technologies; and the presumed size and growth of our targeted markets, all of which constitute forward-looking statements.

These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report. Additional risks not described above, or unknown to us, may also adversely affect the Company or its results.  Readers should reference our “Risk Factors” section below for additional substantial risks relating to our Company and securities.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC from time to time which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.

Forward Split and Use of Terms

Except as otherwise indicated by the context, references in this report to (i) “Parent”  refers to the parent company itself, BlackBox Semiconductor, Inc., a Nevada corporation formerly known as Visitrade, Inc.,  (ii)   the “Company”, “we”, “us”, or “our”, refer to the combined business of  Parent, together with its wholly owned newly acquired subsidiary BlackBox Semiconductor, Inc., a Delaware corporation, (ii) “BlackBox” or “BlackBox Delaware” refers to our newly acquired business of BlackBox Semiconductor, Inc., a Delaware corporation and (iv) “Forward Split” refers to the 20 for 1 forward split of the Parent’s stock effective as of June 10, 2011, (v) “SEC” are to the United States Securities and Exchange Commission, (vi) “Securities Act” are to Securities Act of 1933, as amended, and (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

All references herein to share amounts and pricing information contained in this Report are as adjusted to give effect to the recent Forward Split unless otherwise specified.

TABLE OF CONTENTS

Page

Forward Looking Statements	2

Use of Terms	2

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements	4

Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	4

Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2011 and October 28, 2010 (date of inception) through December 31, 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and October 28, 2010 (date of inception) through December 31, 2010 (unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	24

Item 4 - Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	25

Item 1A – Risk Factors	25

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3 - Defaults Upon Senior Securities	38

Item 4 - Submission of Matters to a Vote of Security Holders	38

Item 5 - Other Information	38

Item 6 - Exhibits	39

Item 1.

Financial Statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2011	2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$24,230	$1,000
Total Current Assets	24,230	1,000

Securities available for sale	709,800	-
Intangible assets, net	39,243	41,595
TOTAL ASSETS	$773,273	$42,595

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$78,207	$-
Due to Shrink Nanotechnologies, Inc.	75,000	41,998
Due to related parties	56,000	-
Other payables	40,000	-
Accrued interest	298	-
Convertible notes payable, net of discount - related party	29,319	-
Total Current Liabilities	278,824	41,998

TOTAL LIABILITIES	278,824	41,998

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized; 5,000,000 and 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	5,000	-
Common stock, $.001 par value; 1,000,000,000 shares authorized; 135,223,320 and 27,030,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	135,223	27,030
Additional paid-in capital	617,463	(26,030)
Accumulated deficit	(243,077)	(403)
Other comprehensive loss	(20,160)	-
Total stockholders' equity	494,449	597
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$773,273	$42,595

The accompanying unaudited notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)

			From October 28, 2010	From October 28, 2010
	For the three months	For the six months	(date of inception)	(date of inception)
	ended	ended	through	through
	June 30, 2011	June 30, 2011	December 31, 2010	June 30, 2011
Revenue	$-	$-	$-	$-

Professional fees	28,875	29,175	-	29,175
General and administrative expenses	38,925	40,194	1	40,195
Amortization	1,315	2,612	402	3,014
Total operating expenses	(69,115)	(71,981)	(403)	(72,384)

Other Income (expense):
Interest expense	(170,693)	(170,693)	-	(170,693)
Total other income (expense)	(170,693)	(170,693)	-	(170,693)

Loss from continuing operations	(239,808)	(242,674)	(403)	(243,077)
Provision for income taxes	-	-	-	-

Net (loss)	$(239,808)	$(242,674)	$(403)	$(243,077)

Net loss per common share-basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding	44,864,064	35,996,297	28,060,000	33,654,081

Other comprehensive income:
Securities available for sale fair value adjustment	(20,160)	(20,160)	-	(20,160)
Comprehensive (loss)	$(259,968)	$(262,834)	$(403)	$(263,237)

The accompanying unaudited notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)

			From October 28, 2010	From October 28, 2010
	For the six months		(date of inception)	(date of inception)
	ended		through	through
	June 30, 2011		December 31, 2010	June 30, 2011
NET CASH FROM OPERATING ACTIVITIES:
Net loss	$(242,674)		$(403)	$(243,077)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Loss from extinguishment of debt	-			-
Debt discount accretion	170,541			170,541
Stock based payments	12,250		-	12,250
Amortization	2,612		402	3,014
Changes in assets and liabilities, net of effects from acquisitions
Increase in accounts payable and accrued expenses	55,657		-	55,657
Increase in due to Shrink Nanotechnologies, Inc.	233		41,998	42,231
Net cash provided (used) by operating activities	(1,381)		41,997	40,616
NET CASH FROM INVESTING ACTIVITIES:
Cash purchased at acquisition	24,252		-	24,252
Purchase of intangible assets	(260)		(41,997)	(42,257)
Net cash provided (used) by investing activities	23,992		(41,997)	(18,005)

NET CASH FROM FINANCING ACTIVITIES:
Proceeds from subsidiary prior to merger	619		-	619
Proceeds from issuance of common stock	-		1,000	1,000
Net cash provided by financing activities	619		1,000	1,619

Net increase in cash and cash equivalents	23,230		1,000	24,230
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,000		-	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$24,230		$1,000	$24,230
Interest expense	$-		$-	$-
Income taxes	$-		$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued for conversion of debt	$209,397		$-	$209,397
Liabilities assumed through share exchange	$423,940		$-	$423,940
Non-cash assets assumed through share exchange	$729,960		$-	$729,960
Issuance of stock for payment of debt acquired	$20,000	$		$20,000
The accompanying unaudited notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.

Notes to the Financial Statements

At June 30, 2011

(Unaudited)

Note 1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 and the Company’s current report on Form 8-K filed August 18, 2011.

Organization

BlackBox Semiconductor, Inc. (“the Company,” “we,” or “us”) was incorporated in the state of Delaware on October 28, 2010.  We were a wholly owned subsidiary of Shrink Nanotechnologies, Inc.  On June 3, 2011, Shrink Nanotechnologies, Inc. finalized an agreement to spin off its ownership of the Company.

We license an exclusive, worldwide right to use and sublicense the University of Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites and future patent applications filed by the University of Chicago based on certain other patentable technologies. Our license is restricted to fields of use other than thermoelectric applications.

The technology being licensed is based on Dr. Dimitri Talapin’s “electronic glue” chemistry. This technology improves the electronic properties of solution-processed, inorganic semiconductors by replacing previously insulating materials with our patent-pending materials that increase electronic communication between nanostructures and throughout the manufactured semiconductor material.  Management believes the technology has various commercial applications in the electronics and renewable energy business sectors.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Because of the recurring operating losses, no revenues and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.

As a result of the aforementioned conditions the Company may be unable to meet certain obligations to fund future technology and business development activities.  The Company’s continuation as a going concern is dependent on obtaining additional outside financing, as it is not anticipated that the Company will have profitable operations from its current operations during the near term.  The Company believes that the issuance of equity and debt will be needed to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.  If management can’t achieve its plans there is a possibility that operations will discontinue.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Estimates and assumptions principally relate to the fair value and forfeiture rates of stock based transactions, and long-lived asset depreciation and amortization, and potential impairment.

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

No income tax benefit (expense) was recognized for the six months ended June 30, 2011 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $567,000.

The Company and its subsidiaries currently have tax return periods open beginning with December 31, 2004 through December 31, 2010.

Securities Available for Sale and Other Comprehensive Income

Our accounting policy is to book all restricted and publicly tradable securities under Securities Available for Sale and, as such, are carried at fair value based on quoted market prices.  The Company owns restricted common stock representing approximately a 6.5% interest in Shrink Nanotechnologies, Inc., its former parent and a publicly traded company.   These shares are valued at their quoted market price and discounted for the effect of the restriction.  The adjustment to the value of such restricted stock takes into consideration the value of the stock as of the last day of the accounting period and a Discount Factor (“Discount”). The factors that are considered when calculating the Discount are: Trading Market, Liquidity, Volatility and Financial Performance.  Unrealized holding gains and losses for securities available for sale are excluded from earnings and reported as a separate component of stockholder’s equity as other comprehensive income, until the securities are disposed of. Upon disposal, the changes accumulated in other comprehensive income are to be recognized in income.  Under this method, the Company’s share of the earnings or losses of the investments are not included in the Consolidated Balance Sheet or Statement of Operations.

The balance of $709,800 in securities available for sale on the Balance Sheet reflects a $20,160 mark to market decrease adjustment. Without such adjustment, the ending balance in Securities Available for Sale would have been  $729,960.

Fair Value Measurements

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  US GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The established fair value hierarchy prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

Basic Net Loss per Share of Common Stock

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  Common stock equivalents resulting from the issuance of stock options have been considered, but have not been included in the per share calculations because such inclusion would be anti-dilutive due to the Company’s net loss.

Note 2.   Recent Accounting Pronouncements

There have been no recent accounting pronouncements that are expected to have a material impact on the Company's consolidated financial statements.

Note 3.  Reverse Acquisition, Principles of Consolidation – Related Party

On June 3, 2011, the Company entered into and completed a reverse acquisition following a share exchange agreement (the “Share Exchange”) in which BlackBox Semiconductor, Inc., a Nevada corporation (the accounting acquiree, “BlackBox Parent”) acquired 100% ownership of BlackBox Semiconductor Inc., a Delaware corporation (the accounting acquirer, “BlackBox Subsidiary”) and 14,000,000 shares of the of restricted common stock of Shrink Nanotechnologies, Inc. at a fair value of $729,960, which included a Discount Factor of 34% taken from the quoted market price at the effective date.  In exchange,   BlackBox Parent issued to Shrink Nanotechnologies, Inc. 27,030,000 shares of common stock representing approximately 19.9% ownership in the Company and $75,000 to be paid by December 31, 2011.

The primary asset of the BlackBox Subsidiary includes an exclusive License Agreement (the “Chicago License”) with the University of Chicago, granting to BlackBox Subsidiary the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites (US PTO Application No. PCT/US10/32246) and future patent applications filed by the University of Chicago based on certain other patentable technologies described in the Chicago License (see Note 4 for more detail regarding the Chicago License).

The Company and Shrink Nanotechnologies, Inc. are indirectly controlled by and affiliated with, Mark L. Baum, a former president and CEO and control person of both companies (“Baum”) and James B. Panther, a former director and control person of both companies (“Panther”).  These are the same principals that control Shrink Nanotechnologies, Inc.

The Company did not record a gain or loss related to the Share Exchange.  This transaction was accounted for as a reverse acquisition. As a result, all financial information prior to June 3, 2011 is that of BlackBox Subsidiary.  Following the merger, a reverse merger adjustment was made to reflect BlackBox Parent’s capital structure.  All of the assets and liabilities acquired in the reverse acquisition were recorded at cost.

The consolidated balance sheets include the accounts of BlackBox Subsidiary and its wholly owned subsidiary, BlackBox Parent thereby reflecting the transactions related to the June 3, 2011 effective date of the Share Exchange. The consolidated statements of operations include the operations (which consisted mostly of research and development) of the predecessor entity, BlackBox Subsidiary from inception on October 28, 2010  and the Company from June 3, 2011, the effective date of the acquisition of the BlackBox Parent business.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The following is a condensed balance sheet disclosing the fair values of the BlackBox Business assets and liabilities acquired.

Total assets	$39,677
Total liabilities	$1,641
Total stockholders equity	38,036
Total liabilities and stockholders deficit	$39,677

The following represents the approximate pro-forma effect assuming the acquisition with the companies had occurred on January 1, 2011 and 2010, the beginning of the Company’s current fiscal year, including proforma adjustments for depreciation and interest expense.

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010

Net Loss	$(661,787)	$(770,928)	$(42,102)	$(78,102)
Earnings per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Note 4.  License Agreement – University of Chicago

Effective as of November 30, 2010, we, entered into an exclusive License Agreement with the University of Chicago, wherein we licensed the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites and future patent applications filed by the University of Chicago based on certain other patentable technologies described in the Chicago License. Our license is restricted to fields of use other than thermoelectric applications.

The license granted by the University of Chicago is for worldwide usage by the Company for a period of at least eight years and renewable for an additional eight years based on commercialization of the technology by the end of the first eight year term.  The term may be terminated for cause or insolvency.

While the license is exclusive to the Company within fields of use other than thermoelectric applications, the University of Chicago licensed the patents to a third party for use in thermoelectric applications and reserved the rights in the underlying technology for all educational and non-commercial research purposes.  In addition, the University of Chicago may terminate the license if we do not raise at least $2,000,000 capital prior to November 30, 2012 and maintain a Suitably Qualified Person in a full-time executive position during the term of the license.  The Company has hired David Duncan in order to meet its obligations to hire a Suitably Qualified Person (pursuant to the Chicago License).

The Chicago License provides for (i) an annual fee to the University of Chicago of $25,000 until the first commercial sale, and (ii) royalty payments to the University of Chicago, for products utilizing the licensed rights, during the royalty term, as more fully detailed in the agreement, of 3% of net sales of products utilizing the University of Chicago’s licensed technologies, subject to reduction (up to 50%) if the product is sold as a combination product with one or more other products that are not covered by the licensed patents. Minimum royalties for any calendar quarter beginning with the calendar quarter of the first commercial sale are $12,500.

The Chicago License allows the Company, during the term, to determine the appropriate course of action to enforce licensed patent rights, and if it does not do so, Chicago reserves the rights to do the same.  The Company is required to reimburse Chicago for certain patent prosecution efforts they incur and, Chicago may abandon prosecution of any patent rights in any jurisdiction provided that it provides us  the opportunity to continue prosecution of the same.  The Company’s obligation to reimburse prosecution efforts of Chicago terminates during any period that the patent rights become non-exclusive, if ever.

Note 5.  Intangible Assets

Intangible assets consist of intellectual property rights of an exclusive license to several patent pending inventions surrounding our core technologies.  Intangible assets are tested on an annual basis for impairment or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  Intangible assets with estimable useful lives and those assets with defined lives due to the legal nature of the asset are amortized over their estimated useful lives, 8 years, using the straight-line method.

Intangible assets consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Intangible Assets, net:
License	$42,257	$41,997
Less: Amortization	(3,014)	(402)
Total	$39,243	$41,595

To date, the Company has not utilized its current intellectual properties to manufacture products/parts for sale, testing and evaluation. When/if we do begin to mass produce products, we will re-evaluate our amortization practice related to these intellectual properties. During the six months ended June 30, 2011 the Company recorded $402 in amortization expense.  At this time, estimated future amortization for the balance of this fiscal year is expected to be $2,641 and for following fiscal years ended on December 31 amortization expense is expected to be as follows:

For the year ending	Amount
2012	$5,282
2013	5,282
2014	5,282
2015	5,282
Thereafter	15,474

Note 6.   Due to Related Party

BlackBox Parent previously subleased space from Business Consulting Group Unlimited, Inc. (“BCGU”), an entity co-owned by Baum and Panther pursuant to which the Company leased approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $2,000 per month.  The lease term with BCGU expired October 1, 2009, and continued based on a month to month term thereafter.  This agreement was terminated on January 31, 2011.

At June 30, 2011, there was $56,000 owed to BCGU, and no payments have been made to the BCGU.

Note 7.   Other Payables

In anticipation of the closing of the Share Exchange, BlackBox Parent began capital raising efforts to meet the $75,000 cash obligation due at closing.  At the date of the Share Exchange, BlackBox Parent had raised $40,000 in exchange for a bridge promissory note and/or future share issuances of which the terms have not been finalized.

Note 8.   Convertible Notes, Warrants, Commitments – Related Party Transactions

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

A.

Convertible Note Payable– Related Party Transactions – Partial Conversion

On April 1, 2010 BlackBox Parent issued a 5% convertible note with a principal amount of $36,168 to Noctua Fund Manager, LLC. The note matured on October 1, 2010.  The note was issued in exchange for cash advances totaling $36,618.  The note held a conversion option, whereby the principal and interest on the note was convertible into shares of our common stock at the conversion price of $.027 (the market price of our stock at the issuance of the note) per share if both: (i) the Company’s authorized common stock has been increased to not less than 1,000,000,000 shares and (ii) the Principal Amount and all interest and penalties accrued have not been paid in full.  On January 31, 2011, the Company and Noctua Fund Manager, LLC agreed to amend certain terms found in its 5% Convertible Note agreement. All the previous terms remained unchanged with the exception of the following: the Note became convertible into common stock at a conversion rate of $.00045, the conversion provisions with respect to our authorized share amount and payments were eliminated, the Note’s default provision was cured, the principal amount of the Note was increased to $45,881 to reflect previous accrued interest and in exchange for $7,000 in  cash advances owed to Noctua Fund Manager, LLC, and a new maturity date of June 30, 2011.

BlackBox Parent evaluated these modifications to the Note and they have been considered significant in particular the terms of an embedded conversion option.  The change in fair value of the embedded conversion option is over the 10 percent of the carrying amount of the original debt instrument immediately before the modification.  As result on January 31, 2011, prior to the merger, the Company applied debt extinguishment accounting to record a loss on extinguishment of debt of $45,881.  This was recorded as an increase in additional paid in capital and expensed at the time of the note modification.

On March 21, 2011, BlackBox Parent issued 80,000,000 shares of common stock to Noctua Fund Manager, LLC, as conversion of $36,000 of principal balance and accrued interest of this convertible note.  The principal balance on the Note at June 30, 2011 was $10,202.

Baum and Panther are members of the Noctua Fund Manager, LLC.  Noctua Fund Manager, LLC is also a controlling shareholder.

B.

Convertible Note Payable, Warrants – Related Party Transactions – Partial Conversion

BlackBox Parent obtained certain administrative, bookkeeping and management services from Noctua Fund Manager, LLC for a fee of $10,000 per month.  On January 31, 2011, BlackBox Parent terminated this operating agreement with Noctua Fund Manager, LLC. On March 15, 2011, the Company issued a $274,000 principal balance convertible note to Noctua Fund Manager, LLC, in exchange for all outstanding debt related to these fees totaling $274,000.  The note accrues interest at 2% and matures on March 14, 2012.  The note can convert into common stock at a conversion rate of $.017 per share.  Noctua Fund Manager, LLC also received 3,000,000 detachable, callable common stock purchase warrants, exercisable at $.075 a share, these warrants have a maturity date of March 15, 2014. The warrants are exercisable in cash at any time, and, shall be exercisable via cashless exercise commencing six months after the issuance date.

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

On June 15, 2011, the Company issued 12,227,560 shares of common stock to Noctua Fund Manager, LLC, as conversion of $209,397 of principal balance and accrued interest of this convertible note.  The principal balance on the Note at June 30, 2011 was $65,547.  As a result of the early conversion request and subsequent decrease in the principal balance of the note, the discount accretion was accelerated and the Company recognized an expense of $147,654 at the date of share issuance.

The following summarizes stock purchase warrants at June 30, 2011:

Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2009	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding December 31, 2010	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	3,000,000.075
Outstanding June 30, 2011	3,000,000	$.075

The following summarizes the changes in warrants outstanding for the six months ended June 30, 2011:

	Warrants Outstanding			Warrants Exercisable
			Remaining
	Number of	Weighted Average	Exercise Life	Number	Weighted Average	Expiration
Date of Grant	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date
First quarter fiscal 2011	3,000,000	$.075	2.71	3,000,000	$.075	3/15/2014
Total at June 30, 2011	3,000,000	$.075	-	3,000,000	$.075

Notes Payable consists of the following at:

	June 30, 2011	December 31, 2010
5% Note payable due March 31, 2011	$45,881	$36,168
2% Note payable due March 14, 2012	274,000	-
Less: discounts	(46,429)
Less: payments	(244,133)	-
Total notes payable	29,319	-
Less: current portion	(29,319)	-
Long term portion	$-	$-

The following represents minimum payments due for notes payable:

Amount
2011	$10,202
2012	65,547
2013	-
Total	$75,749

Note 9.  Leases

On January 5, 2011, BlackBox Parent entered into a sublease agreement with a third party.  And pursuant to the Share Exchange the Company acquired this lease agreement and leases approximately 64 square foot executive office space at a rate of $96 per month, which includes additional variable charges for telephone and internet usage.  The lease term expires on January 5, 2012 and shall create a month to month tenancy thereafter.

The Company’s rent expense for the six months ended June 30, 2011 and 2010 was $0 and $0, respectively.  Prior to the merger BlackBox Parent incurred a rent expense of $2,904 for the period ended June 3, 2011 as related to the above referenced lease agreement (please see Note 3. for more information regarding reverse acquisition accounting).

The Company lease payments for the next 5 years are as follows:

2011	$576
2012	-
2013	-
2014	-
2015	-
Total	$576

Note 10.   Common Stock

All share amounts have been restated to reflect a 1 for 270 reverse stock split affected on January 15, 2011 and a 20 for 1 forward stock split, affected on June 13, 2011.

Pursuant to the reverse merger the Company issued 27,030,000 shares of common stock to Shrink Nanotechnologies, Inc. Reverse merger accounting requires these shares to be shown retroactively as though a stock split had occurred.  Therefore this issuance adjusted the initial issuance to the founders at inception.

Pursuant to this same reverse acquisition, the statement of stockholders equity is then adjusted to reflect the shareholders of the public entity (89,415,760 common shares) while establishing the equity of the parent Company.  The retained deficit of the parent Company is removed and reorganized to reflect only the history of the subsidiary.

In June 2011, the Company issued 12,227,560 shares of common stock to Noctua Fund Manager, LLC, as conversion of $209,397 of principal balance and accrued interest of a convertible note.

In June 2011, the Company issued 6,750,000 shares of common stock to Dan Landry, in exchange for $20,000 of cash paid to the Company prior to the Share Exchange and as founder shares in the new operations of BlackBox Semiconductor, Inc., a Delaware corporation.

In June 2011, the Company issued 250,000 shares of common stock valued at $12,250 to Ford Sinclair, our president and a member of our board of directors, as payment for services rendered.

At June 30, 2011, 135,223,320 shares of common stock were issued and outstanding.

Note 11.   Preferred Stock

Pursuant to the reverse acquisition, the statement of stockholders equity is adjusted to reflect the preferred shareholders of the public entity (5,000,000 preferred shares) while establishing the equity of the parent Company.  The retained deficit of the parent Company is removed and reorganized to reflect only the history of the subsidiary.

At June 30, 2011, the Company was authorized to issue 25,000,000 shares of Preferred Stock, par value $.001, of which 5,000,000 shares have been issued and are currently outstanding.

Note 12.  Subsequent Events

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report. Based on our evaluation, nothing other than the events described below need to be disclosed.

In July 2011, the Company received $150,000 in exchange for a bridge promissory note and/or future share issuances of which the terms have not been finalized.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Plan of Operations.

This discussion and analysis in this Quarterly Report on Form 10-Q (the “Report” or “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The Report should be read in conjunction with the accompanying Financial Statements and related notes and the Risk Factors contained herein as well as business section of our recently filed Current Report on Form 8-K, date of Report June 3, 2011. You can reference additional specific risks relating to the Company and disclosure set forth in this report as provided in the “Forward Looking Statements” section in the forepart to this Report and in the “Risk Factors” section below.

OVERVIEW AND PLAN OF OPERATION

Effective as of June 3, 2011 (the “Closing Date”), BlackBox Semiconductor, Inc., f/k/a Visitrade, Inc., a Nevada corporation (the “Company”, “we”, or “us”), completed the closing of its acquisition of BlackBox Semiconductor, Inc., a Delaware corporation (“BlackBox”) from Shrink Nanotechnologies, Inc. (Symbol “INKN”)  (“Shrink” or the “Seller”), pursuant to a Share Exchange Agreement  (the “Share Exchange”) entered into on the June 3, 2011 (the “BlackBox Acquisition”) with Shrink.  Prior to such time we were a retailer of aftermarket Triumph motorcycle parts and accessories.  We no longer operate in this segment and do not have material liabilities relating to it.  As a result of the BlackBox Acquisition, we succeeded to the Business of BlackBox on June 3, 2011.

Terms of the BlackBox Share Exchange

As consideration for the acquisition of BlackBox, we (i) agreed to pay $75,000 in cash within 60 days of the Closing Date, which payment due date was subsequently extended to December 31, 2011, and (ii) issued an aggregate of 27,030,000 shares of our common stock, par value $0.001 per share to Shrink (the “Exchange Shares”), or, approximately 19% of our outstanding stock as of the date immediately after the Closing Date.  In exchange therefore, we received (i) all of the shares of BlackBox resulting in BlackBox becoming our wholly owned subsidiary, and (ii) 14,000,000 shares of the common stock, par value $0.001 per share, of Shrink  (the “Shrink Consideration Shares”).

Related Parties

Shrink is controlled in part by Noctua Fund, L.P. (“Noctua Fund”), and its manager, Noctua Fund Manager, LLC (“NFM”) which in turn, is controlled by James B Panther, II and Mark L. Baum.  Prior to the transaction, NFM was already a control person and majority shareholder of the Company.  These persons and entities are now therefore control persons of both the Company and Shrink. Accordingly, as a result of the inherent conflicts of interest, the BlackBox Acquisition was approved by independent and disinterested directors of Shrink and of the Company.

As a result of the completion of the BlackBox Acquisition, the assets, operations and business of BlackBox has become our primary and only material business, operations and assets.

The Company intends to wind down or liquidate its current operations as an online retailer of aftermarket Triumph motorcycle parts and accessories.   The Company does not have any material liabilities from this business segment.

Accounting Treatment

Because we had minimal operations prior to the acquisition of BlackBox and have thus succeeded to their business, BlackBox  is considered the financial acquirer of the Company for accounting purposes and the accounting and financial statements of BlackBox are those of the Company.

Description of Business

Our BlackBox subsidiary was formed in Delaware on October 28, 2010 by Shrink for the purposes of acquiring and holding certain licenses, specifically, those related to the University of Chicago.  We acquired BlackBox under the BlackBox Acquisition effective as of June 3, 2011.

Our primary asset and business immediately after the BlackBox Acquisition is BlackBox and its intellectual property and licenses.  Specifically, BlackBox’s primary asset is its license from the University of Chicago (“Chicago License”) to commercialize certain technology and intellectual property that increases performance of certain solution-based, inorganic, semiconductor nanomaterials.  These nanomaterials are used to create liquid semiconductor materials that can be deposited (e.g., printed or sprayed) to form certain semiconductor films and other structures for use in a multitude of semiconductor device applications.  This technology and related intellectual property was developed primarily as a result of the research of Dr. Dimitri Talapin at the University of Chicago.

BlackBox is a technology development and application company dedicated to the commercial adoption of a chemistry platform we call LiquidSemiTM Solutions.  We have licensed methods for chemical manufacturing of high-performing, liquid semiconductors incorporating nanoscale materials.  Nanoscale materials, or nanomaterials or nanostructures, are less than one-billionth of a meter in size.  Nanoscale materials exhibit unique electronic, optical, and magnetic properties that cannot be obtained from the same materials in their traditional size and forms.  Our LiquidSemiTM chemistries improve the electronic properties of solution-processed semiconductors by replacing previously insulating materials with our patent-pending “electronic glue” materials that increase electronic communication between the nanostructures and throughout the manufactured semiconductor material. The primary anticipated applications of these technologies are in the electronics and renewable energy business sectors.  Currently, organic based semiconductors are being used.  We believe, however,  that liquid-processed semiconductor materials such as ours will replace certain traditional semiconductor materials used in current devices.  In addition, our technology has the potential to result in new, revolutionary semiconductor materials.

Additional specific information relating to the Business of the Company, relating to BlackBox, the BlackBox Acquisition and the Chicago License are all contained in the Current Report on Form 8-K, Date Of Event June 3, 2011, and its exhibits, and other periodic reports that may be filed from time to time.

Recent Developments

Summary of BlackBox Acquisition Terms

We acquired 100% ownership of BlackBox from its sole shareholder, Shrink  on June  3, 2011.  BlackBox’s (and therefore our) primary assets is a license agreement with the University of Chicago granting us intellectual property rights in patent rights owned by the University of Chicago and the rights under the license agreement with the University of Chicago.  BlackBox was formed by Shrink on October 28 of 2010 for the purposes of entering into the Chicago License, which it entered into on November 20, 2010.

As consideration for the acquisition of BlackBox Delaware, the Company issued an aggregate of 27,030,000 shares of its common stock and is required to pay $75,000 cash within 60 days, which payment date was extended to December 31, 2011. .

BlackBox Semiconductor, Inc. (Delaware) As Accounting Acquirer

As a result of our BlackBox Acquisition, we have succeeded to the business and technology development operations of BlackBox, which now constitute our primary asset and operations.  Accordingly, BlackBox is deemed the financial acquirer for accounting related purposes, and in this Management Discussion and Analysis of Financial Condition and Results of Operations, are those of BlackBox, unless the context requires otherwise. At this time, we were in the process of disposing of our Sportbike-customs.com related business.

Settlement of Outstanding Debt Owed to Noctua Fund Manager; Issuance of Unsecured NFM Note

As of  March 15, 2011, the Company entered into a Letter Agreement with Noctua Fund Manager, LLC, (“NFM”) an existing creditor and affiliate of a principal shareholder of the Company and of Shrink, (the “NFM Letter Agreement”), pursuant to which the Company issued to NFM an unsecured convertible note in the principal amount of $274,000 and accruing interest at 2% per year, in order to settle and accrue $274,000 (the “Unsecured NFM Note”) of past due account payables owed to NFM in connection with operational, including working capital, and administrative services rendered. The Unsecured NFM Note is due March 14, 2012, accrues interest at 2% per year with a default rate of 3%, and principal and interest on the Unsecured NFM Note is convertible at a fixed price of $0.017125  per share into 16,000,000 shares as of the effective date.  The Unsecured NFM Note automatically converts by its terms in the event and to the extent that the note is assigned to anyone absent consent of the Company.  The foregoing is a summary only of the  NFM Letter Agreement and Unsecured NFM Note, which are filed as exhibits to this Report by incorporation by reference.  At July , 31, $65,813 of principal and interest is outstanding on this note, which is convertible into 3,843,094 shares.

Modification of Existing Secured Note to Noctua Fund Manager

Effective as of January 31, 2011, the Company entered into a Loan Modification Letter (the “Loan Modification”) with NFM.  Pursuant to the Loan Modification, the Company amended and replaced the previously existing 5% Secured Convertible Promissory Note Series 04012010-A1 (the “Original Secured NFM Note”) issued to NFM on April 1, 2010, in the principal amount of $38,168.38, with a new note, in the principal amount of $45,881.00 due on March 31, 2011 (as amended, the “Secured NFM Note”).  The Loan Modification reflects additional principal and certain other accommodations of NFM so as to reflect, specifically:

•

an additional $7,000 loan disbursement made on January 11, 2011 and interest since April 1, 2010 as capitalized onto principal on the Amended Secured NFM Note,

•

an extended due date of March 31, 2011 for the entire amount due under the Amended Secured NFM Note, and

•

a fixed conversion price of $0.00045 per share for all outstanding principal and interest, which price only adjusts for corporate events such as stock splits, combinations or similar events.

As of the issuance date, the Secured NFM Note was convertible into 101,957,760 shares of the Company’s Common Stock. No other material changes have been made to the Amended Secured NFM Note.  On March 22, 2011, and as part of an agreement to reduce the Company’s debt, NFM agreed to convert $36,000 of principal and interest under the Secured NFM Note, into 80,000,000 shares of the Company’s restricted common stock, leaving approximately $10,385 of principal and interest outstanding as of July 31, 2011, which are convertible into 23,078,703 shares.

The foregoing is a summary only of the Loan Modification and of the Secured NFM Note, which are filed as exhibits to this Report by incorporation by reference.

Certificate of Amendment; Name Change and Reverse Split - January 2011 Followed By Forward Split 2011

Name Change to BlackBox Semiconductor, Inc.

Effective as of January 10, 2011, the Company changed its name from Visitrade, Inc. to BlackBox Semiconductor, Inc.  The name change was effectuated by the filing of a Certificate of Amendment to its Articles of Incorporation (the “Name Change Certificate”) with the Secretary of State of Nevada on January 10, 2011 and was approved by the board of directors and shareholders of the Company.  The Company’s shares continued to trade under its “core symbol” of VTDI, which it maintains to date.

Reverse Split - January of 2011

Effective as of a record date of January 15, 2011, the Company effectuated a reverse split of its common stock on a 1:270 basis, wherein each 270 shares of common stock outstanding was exchanged for one new share (the “Reverse Split”).  As a result, the capitalization of the Company was reduced such that the 28,747,784 shares outstanding immediately prior to the Reverse Split were exchanged for 107,428 shares outstanding immediately after the Reverse Split.  The Reverse Split was effectuated by the filing by the Company of a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada on January 12, 2011, and was approved by the Corporation’s shareholders and board. A copy of the Reverse Split certificate was filed as an exhibit to our Form 8-K filed with the SEC on March 28, 2011 and is hereby incorporated by reference.

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

Certificate of Designation – Series A Preferred Stock

As previously disclosed, the Company issued 5,000,000 shares of preferred stock for consideration on July 6, 2007.  These shares were acquired by NFM.  After NFM acquired these shares, it was discovered that the Company failed to properly file the Certificate of Designations designating these shares as Series A Preferred Stock. On March 25, 2011, the Company corrected this error by filing a Certificate of Designation, and NFM exchanged the previously issued shares for new shares of Series A Preferred Stock on a one-for-one basis.  The Series A Preferred Stock does not have specific liquidation or mandatory dividend rights, but does grant the holder thereof voting rights, to vote together with common stock holders as a single class, on a 250 for one basis with the common stock (i.e. each share of Series A Preferred Stock gets 250 votes for each share of common stock outstanding and voting in such action), granting the Series A Preferred Stock holder effective control of the Company.  In addition, the Series A Preferred Stock contains protective provisions that require affirmative consent of all of the Series A Preferred Stock holders for any action to:

•

Amend, alter or repeal any provision of the Articles of Incorporation or bylaws in a manner that adversely affects the powers of the Series A Preferred Stock,

•

Declare or pay any dividend or make any distributions to stockholders or to acquire for value, any common stock or other equity securities of the Company,

•

Create or authorize or obligate itself to issue shares of any class of capital stock unless it ranks junior to the Series A Preferred Stock with respect to dividends, distribution of assets on liquidation, or accrual of payment of dividends and redemption rights etc.,

•

Reclassify, alter or amend any existing security of the Company that is pari pasu with the Series A Preferred Stock in respect of distributions and liquidations that would make such other class senior to the Series A Preferred Stock, or reclassify any junior securities to become on parity with the series A Preferred Stock,

•

The making of dividends or redemptions of securities of the Company,

•

Create or authorize or issue debt security (or permit a subsidiary to take such action) which would result in aggregate indebtedness of the Company after such debt issuance to exceed $500,000 other than equipment leases or bank warehouse lines of credit without approval of the Board of Directors (but the Company can issue a non-equity linked $3,000,000 non-convertible debt),

•

Create or hold capital stock in any subsidiary that is not wholly owned by the Company or dispose of any capital stock of a subsidiary,

•

Initiate any action to abrogate or diminish the rights of the Series A Preferred Stock.

Forward Split - June 13 , 2011

Effective as the open of business on June 13, 2011, the Company effectuated the Forward Split of its common stock on a 20:1 basis, wherein each  share of common stock outstanding was exchanged for one 20 new shares (the “Forward Split”).  As a result, the capitalization of the Company was increased such that the 4,470,788 shares outstanding immediately prior to the Reverse Split were exchanged for 89,415,760 shares outstanding immediately after the Forward Split.  Since such date, substantial additional shares have been issued such that the Company currently has outstanding 135,223,320 shares, most of which are not yet freely tradable.  The Forward Split was effectuated by the filing by the Company of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada as of June 10, 2011, and was approved by the Corporation’s shareholders and board.  A copy of the Forward Split certificate is filed as an exhibit to this Current Report.

The Company’s stock symbol remained as VTDID through Tuesday July 12, 2011 at which time it returned to VTDI.

 Consulting Agreement With David Duncan

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

Change in Management

On April 4, 2011, Mr. Ford Sinclair resigned from his position as Chief Executive Officer of the Company. Mr. Sinclair’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.  Mr. Sinclair will remain as a President and Sole Director of the Company.

Immediately following his resignation, on April 4, 2011 the Company’s Board of Directors appointed Mr. David Duncan as the Company’s Chief Executive Officer and Secretary. Mr. Duncan is an operational officer with business and new market development, operations, and finance for a variety of companies.  Mr. Duncan is party to a month to month consulting agreement with the Company (See “Management” section and biographies below).

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies that are believed to be the most critical to fully understanding and evaluating the reported financial results include recoverability of intangible assets, the recovery of deferred income tax assets and share-based compensation.

Our intangible assets consist principally of intellectual properties such as licensing rights and patents. We are currently amortizing certain intangible assets using the straight line method based on an estimated legal life, of eight years.  We (our BlackBox subsidiary prior to the BlackBox Acquisition) began amortization of the electric glue related intangibles in December 2010 since the license agreement finalized and patent filings were first being filed.  The Company will re-evaluate its amortization practice once products related to these patents are put into full production.  When our products are placed in full production we can better evaluate market demand for our technology.

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. Once our intellectual property is placed into productive service, we expect to utilize a net present value of future cash flows analysis to calculate carrying value after an impairment determination.

The Company strives to save liquid capital by paying for services or satisfying liabilities, whenever able, by issuance of stock and stock options to consultants and services providers.  We also may grant stock options, restricted stock units and restricted stock to directors and consultants.

We measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation over the requisite service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The determination of grant-date fair value for stock option awards is estimated using a Black-Scholes model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments.

Such value is recognized as an expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Results of Operations for the Three and Six Months Ended June 30, 2011 and the period of October 28, 2010 (date of inception) through December 31, 2010

Revenue

The Company, including its subsidiaries, has not had any revenues in 2011 or 2010, as it is a development stage company.

Operating Expenses

BlackBox had total operating expenses of $71,981 for the six months ended June 30, 2011 and $69,115 for the three months ended June 30, 2011 as compared to $403 from October 28, 2010, date of inception, through December 31, 2010.   The increase in total operating expenses is attributed to a general overall increase of business activities in particular those following the Share Exchange. We expect operating expenses to continue to increase as we expand our operations and invest further into those related research and development activities.

General and Administrative Expenses.  Our general and administration expenses increased to $40,194 for the six months ended June 30, 2011, and $38,925 for the three months ended June 30, 2011 as compared to $1 from October 28, 2010, date of inception, through December 31, 2010.   This increase was mainly due to a increase in consulting contracts the Company has engaged in during 2011 and a spike in business operations related to becoming a publicly listed company.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisition.  Our costs for professional fees increased to $29,175 for the six months ended June 30, 2011, and $28,875 for the three months ended June 30, 2011 as compared to $0 from October 28, 2010, date of inception, through December 31, 2010. The change was due to an increase in legal costs and accounting fees.

Amortization. Our amortization expenses increased to $2,612 and $1,315 for the three months ended June 30, 2011 as compared to $402 from October 28, 2010, date of inception, through December 31, 2010.  The increase in amortization expenses was due to the costs related to Chicago License being amortized over, its 8 year life.

Interest Expense. Interest expense increased to $170,693 for the six months and three months ended June 30, 2011, as compared to $0 from October 28, 2010, date of inception, through December 31, 2010.  The increase in interest expenses is related to interest and debt discount accretion of assumed convertible notes acquired during the Share Exchange.

We expect operating expenses to continue as we invest further in development activities.  We do not have capital commitments yet to cover any of our operating expenses and to date.  To date, our capital needs for BlackBox have been funded by our principals, and private convertible debt financing.

We have limited cash on hand, and to the extent we are able to negotiate with parties with whom we enter into business agreements with to accept stock in lieu of cash, these issuances could dilute the ownership of our shareholders.

Plans for Preexisting Operations, Sportbike-customs.com

Prior to our acquisition of BlackBox Delaware, our business was based exclusively on the development of our website, www.sportbike-customs.com.  Through the website, our proposed business operations were composed initially of online retail sales of aftermarket Triumph parts and accessories. The website would provide Triumph consumers a more convenient and cost effective way to purchase Triumph parts and accessories.

Management is in the process of winding down this aspect of our business.  Any revenues, expenses, and remaining assets or liabilities of the sportbike-customs.com business presented in our financial statements, currently, will be disclosed as discontinued operations.

With BlackBox Delaware as the surviving accounting acquirer, a comparison for our pre-BlackBox Acquisition business operations with those of BlackBox Delaware would not necessarily be appropriate or meaningful in this Report.  Moreover, as BlackBox Delaware on its own has limited operations or history, there is little historic information upon which shareholders may assess our business prospects.

Net Loss

For the six months ended June 30, 2011, we had a net loss of $239,808 and $242,674 for the three months ended June 30, 2011, as compared to $403 from October 28, 2010, date of inception, through December 31, 2010.  Management attributes the increase in net loss to general market conditions, to the cessation of our website operations, an increase in operational and research activities and, more recently to our acquisition and funding efforts for BlackBox.

We anticipate continued losses relating to investment into our development activities relating to BlackBox, and to our capital raising activities.  We intend to fund our technology development activities, through potential government grants, partnerships and arrangements with universities  and equity and debt financings.

Liquidity and Capital Resources

Our cash on hand at June 30, 2011, and December 31, 2010, was $24,230 and $1,000, respectively.  The increase in cash is primarily attributable to financing commitments made during the six months ended June 30, 2011.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below).

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

Cash Flow (All amounts in U.S. dollars)	The Six months Ended June 30,	From October 28, 2010 (date of inception) through December 31
	2011	2010
Net cash provided (used) in operating activities	$(1,381)	$41,997
Net cash provided (used ) by investing activities	23,992	(41,997)
Net cash provided by financing activities	619	1,000

Net Increase in Cash and Cash Equivalents	23,230	1,000
Cash and Cash Equivalent at Beginning of the Year	1,000	-
Cash and Cash Equivalent at End of the Year	$24,230	$1,000

Operating Activities

Net cash used in operating activities was $1,381 for the six months ended June 30, 2011, as compared to $41,997 provided in operating activities during the period of October 28, 2010 (date of inception) through December 31, 2010. The change in net cash used in operating activities was mainly due to management increasing general business activities, and paying down outstanding trade payables.

Investing Activities

Net cash provided in investing activities for the six months ended June 30, 2011 was $23,992 as compared to $41,997 net cash used in investing activities during the period of October 28, 2010 (date of inception) through December 31, 2010.  The change in net cash used in investing activities was mainly due to the acquisition of the Chicago License in 2010, and cash obtained through the Share Exchange during the six months ended June 30, 2011.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $619 as compared to $1,000 net cash provided by financing activities during the period of October 28, 2010 (date of inception) through December 31, 2010. The decrease of net cash provided by financing activities was mainly attributable to the lack of financing efforts made by management during the first six months of 2011.  Management will look towards raising capital through financing activities during the second half of the fiscal year ended 2011.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Because of the Company has not yet generated revenues and the excess of current liabilities over current assets at the period ended, there is substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent on obtaining additional outside financing.  The Company has funded losses from operations primarily from the issuance of debt.  The Company believes that the issuance of debt will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.

We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

Our expectations are based on certain assumptions concerning the anticipated costs associated with any new projects.  These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend.  Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this Report.   We will continue to seek to fund our capital requirements over the next 12 to 24 months from the additional sale of our securities and possibly through the sale of Shrink stock; however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our and Shrink’s securities as needed.

The amount and timing of our future capital requirements will depend upon many factors, including the level of cash needed to continue our research program, fulfill our obligations under license agreements, or fund initial production efforts.

We intend to retain future earnings, if any, to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

The Company estimates that it will need at least $2,000,000 in capital over the next eighteen months to further develop and commercialize our technologies and that substantial additional costs will be incurred in order to commercialize its BlackBox related technologies.  The Company is not aware as to how much, if any, of these funds will be obtainable from private parties, government grants and/or offset by joint venturing development of our products.

License Agreement with University of Chicago

The primary asset of BlackBox includes the exclusive Chicago License entered into as of November 30, 2010, with the University of Chicago, granting to BlackBox Delaware the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites (US PTO Application No. PCT/US10/32246) and future patent applications filed by the University of Chicago based on certain other patentable technologies described in the Chicago License.

The technology being licensed is based on Professor of Chemistry Dmitri Talapin’s “electronic glue” chemistry. This technology, management believes, has various commercial applications where more efficient transfer of charges between nanocrystals is desired, such as printed transistors, printed solar cells and printed sensors.

The license granted by the University of Chicago is for worldwide usage by the BlackBox for a period of at least eight years.

The term may be terminated for cause or insolvency.

While the license is exclusive to BlackBox within fields of use other than thermoelectric applications, the University of Chicago licensed the patents to a third party for use in thermoelectric applications and reserved the rights in the underlying technology for all educational and non-commercial research purposes.  In addition, the University of Chicago may terminate the license if BlackBox does not raise at least $2,000,000 capital prior to November 30, 2012 or if BlackBox does not employ and maintain a Suitably Qualified Person (as defined in the Chicago License) in a full-time executive position during the term of the license.   The Company has hired David Duncan as CEO and has begun capital raising efforts and, under the terms of the Chicago License, is allowed the use of proceeds from any sale of the Shrink shares to fulfill the capital raising commitment required

The Chicago License provides for (i) an annual fee to the University of Chicago of $25,000 until the first commercial sale, and (ii) royalty payments to the University of Chicago, for products utilizing the licensed rights, during the royalty term, as more fully detailed in the agreement, of 3% of net sales of products utilizing the University of Chicago’s licensed technologies, subject to reduction (up to 50%) if the product is sold as a combination product with one or more other products that are not covered by the licensed patents. Minimum royalties for any calendar quarter beginning with the calendar quarter of the first commercial sale are $12,500.

The foregoing description of the Chicago License is a summary only, and is qualified in its entirety by the actual agreement which has been filed  as an exhibit to this Report, and, has also been filed as an exhibit to Shrink’s reports.

Properties

The Company currently leases 64 Sq. Ft. of office space at 1462 Erie Boulevard, Schenectady, New York, 12305.  The lease for this space is $95.50 per month plus telecommunications costs and certain office expenses and terminates on January 4, 2012, at which time it turns to month to month lease.  The Company’s phone number is (518) 935-2830.

Need for Additional Financing

The Company does not have capital to continue operations as a going concern and, has been dependant to date upon funding provided by NFM or its affiliated entities. Additional funding will be required in order for the company to survive as a going concern and to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. If we do not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

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

Employees

We currently do not have any full time employees.   Mr. Duncan is our sole salaried consultant, other than professional service providers.  We intend to hire full time employees and additional independent contract labor on an as needed basis when our website is complete.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.

Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2011, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer has concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

In addition to those material weaknesses identified in our Form 10-K for the year ended December 31, 2010, we have identified additional material weaknesses related to the timely filing of periodic reports required under the Exchange Act. We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles to ensure our filings under the Exchange Act were timely filed. Such information was not accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Although we are currently attempting to address such material weaknesses, during our most recently completed fiscal quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

[Remainder of Page Intentionally Left Blank]

PART II

Item 1.

Legal Proceedings

None.

Item 1A.

Risk Factors.

Set forth below are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this report or otherwise have a detrimental affect on the Company, our business, financial condition, results of operations, cash flows and on the market price of our common stock. These risks should be considered in making any investment decisions in BlackBox. Because BlackBox is our main and only material new business, these risks relate to and primarily speak of, BlackBox and its business except and insofar as the context requires or discusses losses relating to the Company parent itself or its operations and losses to date.

The risks described below may materially impact your investment in our company and our business, financial condition and results of operations and could result in a total loss of your investment. You should carefully consider these factors with respect to your investment in our securities.

Risks Specifically Related to Our Company, Control By Management, Dilution and Technology

We may not be able to continue operations as a going concern and we need substantial additional capital.

Our independent auditors have expressed doubt about our ability to continue as a going concern.  We are, for all material purposes, currently a development-stage company only.  We have no commitments for grants and grant funds cannot, generally, be used towards commercialization and manufacturing efforts.  Accordingly, we will be dependent on obtaining additional external sources of capital in order to fund operations or even continue as a going concern.

The current market environment makes capital raising a difficult task.  We are also dependant on raising additional capital in order to pay the cash portion of the purchase price for BlackBox before December 31, 2011. A future capital raise could involve a private or public sales of equity securities or the incurrence of additional indebtedness. Additional funding may not be available on favorable terms, or at all.  A financing will result in dilution and or result in our obligation to make periodic interest or other debt service payments and may be subject to additional restrictive covenants.  If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures, selling assets or downsizing or restructuring our operations.  If we raise additional funds through public or private sales of equity securities, the sales may be at prices below the market price of our stock, and our shareholders may suffer significant dilution as a result of such sale.

You will suffer immediate and substantial dilution; and the costs of the securities you purchase will significantly exceed the price paid by current principal shareholders and insiders.

Many of the present owners of our issued and outstanding securities acquired such securities at a cost substantially less than that of the open market.  In addition, the Company currently is indebted to Noctua Fund Manager (NFM) for unpaid accrued management fees, and loans made to the Company since 2009 or earlier, as reflected on our convertible promissory notes in the aggregate initial principal amounts totaling $75,748 plus accrued interest of $450  as of July 31, 2011, these notes and accrued interest are convertible into common stock based on conversion prices at the times of the loans (into approximately 26,921,777 shares, in aggregate as of July 31, 2011) all of which are currently in default.  Therefore, the shareholders will bear a substantial portion of the risk of dilution and losses.  NFM is also a control person of Shrink, a creditor of the Company and a control person of our preferred stock, all of which entitle it to exert control and certain veto power over the Company.

We will need to raise substantial additional capital in the future and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to support our business requirements or build our business.  The terms of any capital raise may require that we issue shares to investors at below quoted market prices, which may result in further dilution.

We currently have no revenues and do not expect to have any revenues or cash flows until we have developed our liquid semiconductor technology.  We expect that we will need at least $2,000,000 in capital over the next eighteen months to further develop and commercialize our technologies.  We are in fact, required to raise this amount before November 2012, in accordance with the Chicago License. This amount may be credited by proceeds of the sale of our Shrink shares.  Our current cash, cash equivalents and available-for-sale securities, will be insufficient to meet our anticipated operating and capital requirements for at least the next year.  We will need to raise capital in order to complete our technology development activities.  We may raise additional capital through a variety of sources, including the public equity market, private financings and debt.  If we raise additional capital through the issuance of equity or securities convertible into equity, our stockholders may experience dilution. Those securities may have rights, preferences or privileges senior to those of the holders of the common stock.  Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully support our business requirements or build our business.

Some of our debt is in default and could result in us losing some or all of our assets.

The “default” status with respect to the notes owned by Noctua Fund or NFM, a control person of the Company, provides them with the right to take potentially aggressive actions, including levying on some or all of our assets, in order to recover monies owed.  This default could result in an action against us, including, one for enforcement of their rights by levying our assets.  The existence of a default also hinders our ability to raise additional capital or enter into long term contractual commitments.

NFM and its principals are our principal stockholders and have the ability to exert significant control in matters requiring stockholder vote and could delay, deter or prevent a change in control of our company.  NFM and its principals also control the Company by virtue of their ownership of the Series A Preferred Stock which votes on a 250 for 1 basis with a common stock.

NFM, which in turn is controlled by Messers. James B. Panther, II, and Mark L. Baum, has the ability to control the Company and its policy making.   Since our stock ownership and preferred stock ownership is concentrated among a limited number of holders (Namely NFM, Shrink and a few others listed in the ownership disclosure section below), those holders have significant influence over all actions requiring stockholder approval, including the election of our board of directors.    Through their concentration of voting power, they could delay, cause, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders.  They may do so without notice to or consent of management, the Company or any shareholder.  In deciding how to vote on such matters, they may be influenced by interests that conflict with other stockholders. Accordingly, investors should not invest in the Company’s securities without being willing to entrust the Company’s business decisions to such persons.

As a result, the forgoing and of our Series A Preferred Stock, members of management will be able to:

•

control the composition of our board of directors; control our management and policies; veto certain actions;

•

determine the outcome of significant corporate transactions, including changes in control that may be beneficial to stockholders; and

•

act in each of their own interests, which may conflict with, or be different from, the interests of each other or the interests of the other stockholders.

Conflicts of interest between the stockholders and our company or our directors and control persons could arise because we do not comply with the listing standards of any exchange with regard to director independence.

There are a variety of conflicts of interests and related party transactions with NFM and its management which controls our Company and which control the vast majority of our shares and our board.  While NFM and its affiliates have funded our operations to date,  resulting in its ownership of convertible debt and stock, these persons have the ability to exert total control over the Company.  These persons have no fiduciary or other obligations to minority or other shareholders.  We are not listed on a stock exchange and our Board of Directors does not comply with the independence and committee requirements which would be imposed upon us if we were listed on an exchange.  In the absence of a majority of independent directors, our directors could establish policies and enter into transactions without independent review and approval. This could present the potential for a conflict of interest between the stockholders and our company or our directors.

We have a significant amount of convertible debt and shares outstanding.  As these holders sell, it will likely reduce our stock price.  In addition, if we issue additional shares or derivative securities to raise capital or to pay consultants from time to time, or if we issue shares to employees and consultants under our 2011 Stock Incentive Plan, you will suffer immediate and substantial dilution to your common stock.

The bylaws allow the board to issue common shares without stockholder approval.  Currently, the board is authorized to issue a total of 1,000,000,000 common shares, par value $0.001 per share, of which 42% have been issued or reserved for issuance as of April 30, 2011.  In addition, the board is authorized to issue up to 25,000,000 preferred shares of which 5,000,000 are already designated and issued as control shares with the remaining  20,000,000 still authorized as “blank check” preferred stock , which may be issued with rights, terms,  privileges and preferences as the board, in its sole discretion may approved.  In addition 135,223,320 shares of outstanding common stock and 5,000,000 shares of outstanding preferred stock, the following additional shares are reserved for issuance or may, at any time, be issued from time to time:

•

3,843,074 shares may be issued upon conversion of the remaining $65,547 of principal and interest under the 2% Unsecured NFM Note, which is convertible at $0.017125 per share,

•

23,078,703 shares may be issued upon conversion the remaining $10,202.00 of principal and interest outstanding under the 5% Secured NFM Note, which converts at $0.00045 per share;

•

3,000,000 shares of common stock underlying common stock purchase warrants exercisable at $.075 per share, and

•

20,000,000 shares of preferred stock may be designated by the Board, with such terms, conversion or issuance prices, rights, preferences, or priveledges as is determined by the sole and absolute discretion of the Board and without notice of concent of any other parties,

•

50,000,000 shares of common stock, that may be issued pursuant to our 2011 Stock Incentive Plan, as adopted in June 13, 2011, as Incentive Stock Options, Non-Qualified or Qualified Stock Options, at such rates and for such consideration terms as determined by our Board.

In addition, a 27,030,000 of our shares, are held by and may be sold by, Shrink at any time, which will likely result on an effect on our stock price.

We are a development-stage company and have not generated any operating revenues and we may never achieve profitability, and we have yet to commercialize any of our technology.

We have no revenues and our technologies have not been commercialized.  We also do not have any material revenues or significant assets from our prior Visitrade related motorcycle parts businesses.

Our recently acquired subsidiary, BlackBox, is a development stage company and, to date, has not generated any revenues. BlackBox’s liquid semiconductor technology is still in development stage.  We have not yet and may never fully develop the technology to allow for commercial applications. We cannot assure you that we will generate revenues or that we can achieve or sustain profitability in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable.  Revenues and profits, if any, will depend upon various factors, including whether our technology development can be completed, and if we can achieve market acceptance for the targeted applications.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We have a history of net losses, we expect to continue to incur net losses in the foreseeable future, and may never achieve profitability.

Our losses have resulted principally from administrative expenses associated with our operations.  We have not had any BlackBox related revenues and do not anticipate commercial product sales for the next several years.  We expect our losses to continue for the foreseeable future and depend on capital raises to survive.  We cannot assure you that we will develop our technologies, or, if even if successfully developed, that resulting applications will be commercially viable. We expect to incur substantial additional operating losses as a result of increases in expenses related to technology and product development, manufacturing and selling, general and administrative costs. In addition, we incur substantial expenses to comply with our obligations as a public company. We may never achieve profitability. We may need additional funding for our operations and we cannot assure you that it will be available on commercially reasonable terms, if at all. Our ability to achieve profitability will depend upon many factors, including our ability to:

•

further develop our technology to enable the development of products utilizing the technology,

•

enter into research, development, and commercialization phase agreements with appropriate partners;

•

enable commercially viable products using liquid-processed semiconductors and determining how to manufacture them on a commercial scale;

•

convince customers of the benefits of our technology for their end-use applications;

•

establish, alone or with partners, commercial scale manufacturing capabilities for our various liquid-processed semiconductor applications;

•

enforce our intellectual property rights against others;

•

successfully defend any allegations of infringing and avoid infringing the intellectual property rights of others;

•

comply with government and environmental regulations;

•

address any legal restrictions due to ethical concerns or export regulations; and

•

hire, train and retain qualified personnel.

We are developing new technology for commercial end-use and, as a result, we may not be able to successfully develop our technology for commercial end-use applications.

Our technology is new and unproven in commercial end-use applications and we are still in the early stages of determining the feasibility of using our technology to develop and integrate our products for end-use applications.  Our potential products require significant and lengthy product development efforts. To date, we have not developed any commercially available products. During our product development process, we may experience technological issues that we may be unable to overcome. If we are not able to successfully develop our liquid semiconductor technology, associated manufacturing processes, and viable products for commercial partners’ end-use applications, then we will be unable to generate product revenue or build a sustainable or profitable business.

We will need to achieve commercial acceptance of our technology and meet commercial specifications from commercial partners for our liquid semiconductor products to obtain product revenue and achieve profitability.

Even if our products are technologically feasible, we may not successfully develop commercially viable products according to our development schedule, if at all. It will be at least several years before our first products are commercially available and during this period, superior competitive technologies may be introduced or customer needs may change resulting in our products being unsuitable for commercialization. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new products into the marketplace that are widely accepted by customers. If we are unable to cost effectively achieve commercial acceptance of our products, our business will be materially and adversely affected.

We are dependent on few key personnel.  We may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business.

Our success is highly dependent on the continued services of our consultants and advisors for the advancement of our business and technology.  The loss of the services of any of our key consultant or advisors would have a material adverse effect on our development plans and prospective operations. The company currently does not have any employees.  Going forward, our success will depend upon, among other factors, our ability to attract, retain and motivate qualified research and development, engineering and operating personnel, generally and during periods of rapid growth, especially in those areas of our businesses focused on new products and advanced manufacturing processes. There can be no assurance that we will be able to attract and retain key employees on acceptable terms to operate our business successfully.

We do not currently have the ability to manufacture liquid semiconductor products in volume and will not be able to commercialize our technology without developing our own volume manufacturing capabilities or partnering with others to develop these capabilities.

The commercial success of our liquid semiconductor technology will require the ability to manufacture in volume and will require long lead times to advance the technology and adequate facilities to achieve this requirement.  Currently, we do not have any internal manufacturing capabilities and we will require additional resources to implement them on our own or with partners.  We may not be able to develop commercial scale manufacturing capabilities or be able to do so cost effectively.  Unless we are ultimately able to economically manufacture or obtain our products in commercial quantities that meet acceptable performance and quality specifications, our business will be harmed.

Even if we develop commercially acceptable products, we cannot determine whether we can manufacture our products in a cost effective manner or achieve profitability.

Even if our technology and products gain commercial acceptance, we may not be able to manufacture our products, or have them manufactured, at a cost that enables us to be competitive for our commercial partners end use and allows us to become and remain profitable. We do not know if we will be able to use commercially available equipment to manufacture our liquid semiconductor products.  Further development and expense for unique or modified equipment might be required.  We do not know the requirements for the equipment necessary for commercial production of our products.  The design and success for any unique or modified equipment may not be technically feasible.  In addition, these unique or modified requirements might not be acceptable to potential commercial partner in terms of cost or acceptable manufacturing and production specifications.

To use our liquid semiconductor products, our partners and end users will be required to integrate these products into their final products and they may not do so successfully.

We anticipate that most of our products will be integrated into end user products by our partners and other end users.  Although we intend to develop our products to be integrated with our partners’ existing manufacturing capabilities, our partners might be required to make modifications to or expand their manufacturing capabilities. Potential future partners and end-users may not be willing integrate our products into their end user products or may not devote adequate resources to modifying their manufacturing capabilities so that our products can be successfully incorporated into their end user products.

We are dependent on the services of our strategic advisors for some of our development activities and our business could be harmed if we were unable to utilize their services.

We depend on the services of consultants and advisors to assist us with technical and business activities.  These individuals are not our employees and, may be employed for others, and we do not have access to all of their time or work product and may have difficulty obtaining the amount of time and attention from these strategic advisors that we need. In addition, we do not have any assurance that these strategic advisors will continue to provide services to us or, if not, that they will not provide services to our competitors.  If we were unable to utilize the services of these individuals, our development efforts or our relationships with new or existing partners may be harmed.

We have licensed our core initial technology from an educational institution and may further license from educational institutions.  Our business could be harmed if these institutions develop important intellectual property to which we do not have rights.

We have licensed our core initial technology from the University of Chicago. This license give us the right to use certain technology previously developed by researchers at this licensor. We also have the right to practice improvements on the licensed technology to the extent they are encompassed by the licensed patents and within our field of use.  We may license additional technology from the University of Chicago or other educational institutions in the future.  Our existing licensor or future licensors may own and may in the future obtain additional patents and patent applications that are necessary for the development, manufacture and commercial sale of our anticipated products.  We may be unable to agree with one or more of these licensors that certain intellectual property developed by researchers at these licensors is covered by our existing licenses. In the event that the new intellectual property is not covered by our existing licenses, we would be required to negotiate a new license agreement. We may not be able to reach agreement with the licensors on the terms of the license and the terms may not permit us to sell our products at a profit after payment of royalties or on commercially reasonable terms, if at all, which could harm our business.

If we fail to meet our financial, technical or commercial diligence obligations under the license granting us rights to our core technology, we may lose those rights.

Our license with the University of Chicago requires us to meet certain financial and commercial diligence requirements in order to maintain our rights to our core technology. Our failure to meet those requirements could lead to various adverse consequences, including the loss of exclusive rights or loss of all rights to key aspects of our core technology. We cannot predict whether we will be able to meet all diligence requirements necessary to retain rights to our licensed technology.  If we lose exclusive rights to the core technology our business would be harmed.

We may use hazardous materials in our business, and any claims relating to improper handling, storage or disposal of these materials could subject us to significant liabilities.

Our technology might involve the use of a broad range of hazardous chemicals and materials. Environmental laws impose stringent civil and criminal penalties for improper handling, disposal and storage of these materials. In addition, in the event of an improper or unauthorized release of or exposure of employees or others to hazardous materials, we could be subject to civil damages due to personal injury or property damage caused by the release or exposure. A failure to comply with environmental laws could result in fines and the revocation of environmental permits, which could prevent us from conducting our business. Accordingly, any violation of environmental laws, increase in the scope of environmental laws or failure to properly handle, store or dispose of hazardous materials could result in restrictions on our ability to operate our business and could require us to incur potentially significant costs for personal injuries, property damage and environmental cleanup and remediation.

We currently do not have insurance coverage for any claims against us.

We face the risk of loss resulting from product liability, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, environmental, fraud and other lawsuits, whether or not such claims are valid.  In addition, we do not have product liability, fiduciary, directors and officers, property, natural catastrophe and comprehensive general liability insurance.  To the extent we secure insurance it may not be adequate to cover such claims or may not be available to the extent we expect. If we are able to secure insurance our costs could be volatile and, at any time, can increase given changes in market supply and demand. We may not be able to obtain adequate insurance coverage in the future at acceptable costs.  A successful claim that exceeds or is not covered by our policies could require us to pay substantial sums.

Risks Related to Competition and our Industry

Because or technology is applicable to multiple large markets and multiple end-use applications, we will likely face competition from companies in multiple industries, as well as from the internal efforts of our potential commercial partners and, if we fail to compete effectively, our business could suffer.

We compete in intensely competitive markets for semiconductor and liquid semiconductor-enabled, end user products. The liquid semiconductor technology we are currently developing will compete directly with products incorporating conventional semiconductor materials and methods of manufacturing semiconductors. We believe our potential products will face significant competition from existing manufacturers in our current target markets including:

•

Thin-film Photovoltaics:  First Solar, Uni-Solar, Sharp Electronics Corporation, Wurth Solar, Honda Soltec, Ascent Solar

•

Display and Lighting:  Samsung Electronics Co., Ltd., NEC Corporation, Osram Sylvania, Philips Electronics N.V., and

•

Sensor Applications:  NEC Corporation, Toshiba, Sharp

We may also be subject to competition from existing materials supplies companies who provide traditional base materials for the manufacture of semiconductor, sensor, and thin-film photovoltaic devices.

In addition, we may also face competition from technology companies focused on the development of inorganic and organic liquid semiconductor methods, such as:  Innovalight, Konarka, Kovio, Nanosolar, Nanosys, Plextronics, QD Vision, Solexant, and Universal Display Corporation.  Other newly created companies or larger corporations investigating these methods could be further competition for our efforts.

In the future, we may also face significant competition from potential academic and commercial partners which may be developing or expanding their product and manufacturing capabilities, intellectual property portfolios, and strategic relationships to incorporate liquid semiconductor technology into commercial end user products. If our current and future partners expand their capabilities or product offerings to compete directly with our liquid semiconductor products, our revenue and business results could be harmed.

Our limited resources and size could put us at disadvantage to potential competitors and conducting business with potential partners.

Many of our competitors, as well as potential future academic and commercial partners, may have access to substantially greater financial, technical, operational, intellectual property, legal and other resources than we do, which may enable them to react more effectively to new market opportunities.  Currently, we have no internal technology development, marketing, sales, or manufacturing infrastructure in place.   Many of our competitors and potential future partners have greater name recognition and market presence than we do, which may allow them to market themselves more effectively to new customers and prevent us from achieving commercial progress.  If we do not compete successfully, our ability to develop and sell our products could be harmed and our business could suffer.

Our technology includes nanoscale materials that may be viewed as being harmful to human health or the environment.

We intend to develop and commercialize liquid semiconductor-based products composed of various semiconductor, metal, and/or other materials.  Because of the size of the nanostructures or because they may contain harmful elements, our products could pose a safety risk to human health or the environment.  In addition, some countries have adopted regulations prohibiting or limiting the use of certain products that contain certain chemicals, which may inhibit our ability to engage with potential commercial partners, set-up operations, or sell end user products containing those materials. The regulation and limitation of the kinds of materials used in or to develop or manufacture our products could limit ability to develop commercially viable products and harm our business.

Government regulations and public perception may limit or discourage the use of nanotechnology, which could reduce our revenue and harm our business.

The subject of nanotechnology has received negative publicity.  Government authorities could, for health, safety, social or other purposes, prohibit or regulate the use of nanotechnology. Ethical and other concerns about nanotechnology could adversely affect acceptance of our potential products or lead to government regulation on the manufacture or use of nanoscale materials.  In addition, our liquid semiconductor products may be subject to export restrictions by the United States or import restrictions by other countries because of the potential use of nanostructured materials.

Risks Related to Our Intellectual Property

Our patents and patent applications may cover technologies that have few or no commercial applications.

The patents and patent applications that we have licensed from the University of Chicago are directed to technologies that were invented in the course of academic or government research activities, and may not have been invented with a view toward commercial applications. As a result, these licensed patents and patent applications may only cover technologies that have few or no commercial applications and may therefore provide limited or no coverage of any potential products we may develop.

Our inability to adequately protect and maintain our intellectual property for our liquid semiconductor technology and enabled products could harm our business.

Our ability to achieve commercial success will depend in part on obtaining and maintaining our liquid semiconductor-related intellectual property as well as successfully defending our intellectual property against any third party challenges.  This will require us to pay the license and other commercialization costs as well as defend against use or initiate claims against third parties.  If we are unable to obtain and maintain patent and trade secret protection for our technology and products, our business could be harmed. In addition, we will only be able to protect our technology and enabled products from unauthorized use by third parties where we obtain and maintain valid and enforceable patents or trade secrets.

We rely, in part, on the University of Chicago to file and secure our patents.

We have licensed certain patents that have been filed and are scheduled to be filed per our agreement with the University of Chicago. In addition, we have the right to license patentable inventions or discoveries related to the claims for patents included in the Chicago License.  The University of Chicago retains the right and sole responsibility to prepare, file, prosecute and maintain all patents included in the Chicago License or are subsequently included from new patents for related claims.

We cannot be certain of the final issued patents or claims to the technology we have licensed or for future patent applications, their ability to protect our intellectual property rights, or the degree to which they will provide us competitive advantage.

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently license certain patent applications from the University of Chicago, we may need to pursue additional protections for our intellectual property as we develop new products and enhance existing technologies. We may not be able to obtain appropriate protections for our intellectual property in a timely manner, or at all. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

Our licensed patents are currently pending and have not been issued by the respective domestic and international patent offices and regulators.  We cannot predict the claims or breadth of claims that may be allowed or enforced in our future patent applications or in our licensed patents.  The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. For example:

•

we, or our licensors, might not have been the first to make the inventions covered by each of our pending patent applications or any future issued patents;

•

our patent applications, or those we have licensed, might not have been the first to be filed for the inventions;

•

pending patent applications that we file or license may not result in issued patents;

•

pending patents that we have licensed or may file may not provide a basis for commercially viable products, and may not provide us with any competitive advantages;

•

patent applications or patents that we have filed or licensed might fail to issue or the patents deemed invalid, or may be challenged and invalidated by third parties;

•

we may not develop additional proprietary technology that is patentable; or

•

the patents of others may have an adverse effect on our business.

We also rely on trade secrets to protect our technology and cannot be certain they will remain secret and provide protection or advantage to our efforts.

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. Trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, partners and other advisors may unintentionally or willfully disclose our information to competitors or use them for their own benefits.  Moreover, not all consultants or service providers or other persons that may have access to our information from time to time, will necessarily be covered by confidentiality agreements.  Enforcing claims that a third party illegally obtained, disclosed or is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know how that be equivalent or preferential to our trade secret practices.

We may become involved in litigation or other proceedings to defend against claims of infringement of intellectual property rights of others and the outcome could have a material adverse impact on our business.

While we are not currently involved in any legal proceedings related to intellectual property, the defense and prosecution of intellectual property suits, interferences, oppositions and related legal and administrative proceedings in the United States and elsewhere are costly, time consuming to pursue and could result in the use of our limited financial, legal, and managerial resources. An adverse ruling, including an adverse decision as to the infringement of any third party intellectual property rights or the enforceability or validity of our intellectual property rights could subject us to significant damages or prevent us from using the intellectual property or selling our products. Even if we prevail, we could incur substantial costs and our intended business plans may be diverted or postponed.

We may need to obtain licenses to patents or other proprietary rights from third parties which could harm our business.

We might be required to obtain licenses to other patents or proprietary rights to operate freely and to maximize our liquid semiconductor technology and enabled products.  We may not be able to obtain licenses for the patents or proprietary rights, or they may not be available on acceptable terms.  If we do not obtain required licenses, our technologies could infringe on the rights of others and, we may encounter delays in product development, our ability to find commercial partners, or find that the development, manufacture or sale of enabled products requiring licenses could be diminished. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations without such licenses or be required to design around the patents which could delay our commercial progress or result in products that may be inferior in quality or performance.  We may, from time to time, support and collaborate in research conducted by universities and governmental research organizations, such as the University of Chicago. We may not be able to acquire exclusive rights to the inventions or technical information derived from these collaborations, and disputes may arise over rights in derivative or related research programs conducted by us or our collaborators.

In order to protect or enforce our patent rights, we may initiate costly patent litigation against third parties which will require financial and legal resources that could jeopardize our business.  The outcome of said causes would be uncertain.

We may initiate patent litigation against third parties, such as infringement suits or interference proceedings, in order to protect or enforce our patent rights. This litigation may be necessary to:

•

assert claims of infringement;

•

enforce our patents;

•

protect our trade secrets or know-how; or

•

determine the enforceability, scope and validity of the proprietary rights of others.

The result of any such litigation would be uncertain.

Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Litigation also puts our patents, if any, at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us.  Changes in laws concerning intellectual property would affect our ability to protect our intellectual property, if any.

We are required to fund intellectual property costs for our licensed liquid semiconductor technology and enabled products which could harm our business.

We are obligated to fund the application, prosecution and maintenance of the patents we acquired under the Chicago License.  Given our limited financial and legal resources, we may not be able to fund or successfully execute these efforts should we be required.  Excessive financial obligations or ability to maintain viability of our patents in this regard could prove harmful and jeopardize our ability to operate our business.  In addition, in some cases, we have may also be required to agree to indemnify licensors for any actions we take with respect to developing the technology we have licensed that becomes subject to a third party claim. Our obligations to indemnify these licensors may cause us to incur unanticipated expenses and divert our management’s attention from running our business.

Risks Relating to Our Common Stock And Dilution

Our Common Stock is highly illiquid.  A liquid market may not ever develop, which could prevent you from liquidating your investment.

We have very few shareholders and almost no trading volume.  In addition, there are fewer and fewer broker dealers willing to make markets in bulletin board securities, especially startups or, to even accept securities such as ours for deposit.  There is only a limited public market for the Company’s common stock, and no assurance can be given that a market will continue or that a stockholder ever will be able to liquidate his investment without considerable delay, if at all.  In addition, most of our stock is owned by a few people, including NFM and Shrink which is an affiliate of certain control persons of the Company (namely, Noctua Fund).  If a market should continue, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of our common stock. Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in our common stock. Even if a purchaser finds a broker willing to effect a transaction in our common stock, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our common stock as collateral for any loans.

Even with a more developed market, it could become difficult to deposit and liquidate our securities.

There are fewer and fewer broker dealers willing to accept for deposit, hold and sell securities of bulletin board companies, especially those such as ours with limited operating history and infrastructure and limited trading.  Accordingly, even if some liquidity develops, you may have difficulty liquidating your securities.

NFM is our largest shareholder and control person with over 68% ownership control of the Company, and controls Shrink as well. Shrink is also, separately and on its own, a holder of a liquid control block of over 27 million shares (approximately 19% of the Company).

NFM beneficially owns over 60% of our common stock, and owns notes convertible into greater than an additional 116,000,000 shares of our common stock.  NFM also owns all of our Series A Preferred Stock which votes on a 250 for 1 basis with our common stock and contains veto powers enabling them to change our board or change control of the Company, without notice to or consent of the Company or its shareholders or board.

In turn, Shrink acquired approximately 19.9% of our common stock pursuant to the terms of the BlackBox Acquisition.  Shrink is also controlled by NFM and its management.  These shares will also be liquid and salable within 6 months without restriction if they are not an affiliate.

There is no lock-up provision on these shares other than resale restrictions under the Securities Act.  NFM therefore, has the ability, to exert control over our management decisions and, will have the ability to sell large volumes of stock over the course of the next few years.

Our need for additional financing and the conversion of our existing convertible notes and warrants will result in immediate and substantial dilution to your investment and may adversely affect the market price of our common stock.

Additional funding will be required in order for the company to survive as a going concern, to finance growth, and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. If we do not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

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

Sales of a substantial number of shares of our common stock in the public market could dilute your existing investment, depress the market price of our common stock, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

In addition, your investment could be diluted and the price of our common stock could be affected by possible conversion by holders of our convertible notes into shares of common stock.  The price of our common stock could be further effected by sales of our common stock by holders of our convertible notes and by hedging or arbitrage trading activity that may develop involving our common stock.  As of July 31, 2011 we had convertible notes outstanding with a principle balance of $75,748 and interest of $450 convertible into 26,921,777 shares of our common stock.

Holders of our common stock, convertible notes, and common stock warrants hold a substantial number of shares or rights to acquire shares, which they may be able to sell in the public market in the near future. If our existing security holders convert, or sell, or are perceived to be prepared to sell, a substantial number of shares of our common stock in the public market, the market price of our common stock could fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional shares of stock.

The existence of our “super-voting” preferred stock may adversely affect our ability to raise capital.

Currently, 5 million shares of Series A Preferred Stock are issued and outstanding by NFM.   These shares vote on a 250 for one basis with our common stock and also contain certain veto-rights and powers.  Accordingly, the holder of these shares has full control over the company’s board and activities at all times.  There are no restrictions on assignment of all or any portion of these shares to one or more persons, which could result in an immediate change of control without notice to or consent of, the Company, its shareholders or management.  These shares contain strict voting and veto rights, and other restrictive covenants.  As a result, 100% of our voting control is vested in two beneficial owners.

The existence of our outstanding preferred stock held by NFM may hinder our ability to raise capital at favorable prices if and as needed, or to make acquisitions.

As a result, these beneficial owners will be able to:

•

control the composition of our board of directors; control our management and policies;

•

determine the outcome of significant corporate transactions, including changes in control that may be beneficial to stockholders;

•

and act in each of their own interests, which may conflict with, or be different from, the interests of each other or the interests of the other stockholders.

There is limited historical information available for investors to evaluate our performance or a potential investment in our shares.

There is limited historical information available to help prospective investors evaluate our performance or an investment in our shares, and our historical financial statements are not necessarily a meaningful guide for evaluating our future performance because we have not begun to develop and market our technology and related products.

Our registered public accounting firm to conclude that our internal control over financial reporting is not effective.

As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm that both addresses management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal controls can divert our attention from other matters that are important to our business. We also expect the regulations to increase our legal and financial compliance cost, make it more difficult to attract and retain qualified officers and members of our Board of Directors (particularly to serve on an audit committee) and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are unable to conclude that we have effective internal control over financial reporting or our independent auditors are unable to provide us with an unqualified report as required by Section 404, then we may be unable to continue to have our common stock traded on the Over-the-Counter Bulletin Board and investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

The Company’s shareholders may face significant restrictions on their stock from both regulators and the securities industry.

The Company’s stock differs from many stocks in that it is a “penny stock.” Penny stocks are subject to significant regulation that limits their liquidity.  In addition, broker dealers have increasingly been unwilling to make markets in penny stocks or to accept the same for deposit.   The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

•

3a51-1  which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;

•

15g-1  which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;

•

15g-2  which details that brokers must disclose risks of penny stock on Schedule 15G;

•

15g-3  which details that broker/dealers must disclose quotes and other information relating to the penny stock market;

•

15g-4  which explains that compensation of broker/dealers must be disclosed;

•

15g-5  which explains that compensation of persons associated in connection with penny stock sales must be disclosed;

•

15g-6  which outlines that broker/dealers must send out monthly account statements; and

•

15g-9  which defines sales practice requirements.

Since the Company’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•

control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

In addition, there will be few objective metrics by which our business progress will be measured which may also cause the market price of our common stock to fluctuate significantly. We do not expect to generate substantial revenue from the sale of our liquid semiconductor products for several years, if at all. In the absence of product revenue as a measure of our operating performance, we anticipate that investors and market analysts will assess our performance by considering factors such as:

•

our ability to enter into or technology development, commercialization, and other agreements with new and existing partners;

•

announcements regarding the status of any or all of our collaborations or technology applications;

•

general and industry specific economic conditions, which may affect our and potential partners’ development expenditures and commercialization resources;

•

the success or failure of our competitors’ efforts to develop competitive technologies;

•

announcements regarding developments in the semiconductor field in general;

•

the issuance of competitive patents or disallowance or loss of our patent rights; and

•

announcements regarding government funding and initiatives related to the development of our technology.

We will not have control over many of these factors but expect that our stock price may be influenced by them. As a result, our stock price may be volatile and you may lose all or part of your investment.

We do not anticipate paying any cash dividends, which could reduce the value of your stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

We may be the subject of securities class action litigation and/or regulatory trading halts due to future stock price volatility.

In the past, when the market price of a stock has been volatile, holders of that stock have often initiated securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention to our business plan.

In addition, the SEC has halted trading in the past of companies with suspicious trading activity.

[Remainder of Page Intentionally Left Blank]

Item 2.

Unregistered Sales of Equity Securities and Use o Proceeds.

None.

Item 3.

Default on Senior Securities.

None.

Item 4.

Submission of Matters to Vote of Shareholders.

None.

Item 5.

Other Information

None.

ITEM 6.

EXHIBITS

Exhibit #	Title

3.1(i)	Articles of Incorporation. (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

3.1(ii)	Certificate of Amendment to Articles of Incorporation dated July 7, 2003 (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

3.1(iii)	Certificate of Amendment, filed June 9, 2011, relating to Forward Split (Incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K, Date of Event June 3, 2011)

3.2	Bylaws (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

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

10.7

Share Exchange Agreement between the Company, BlackBox Semiconductor, Inc., and Shrink Nanotechnologies, Inc, as seller, dated as of June 3, 2011. (Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K, Date of Event June 3, 2011)

10.8	BlackBox Semiconductor, Inc. 2011 Stock Incentive Plan, adopted June 13, 2011. (Incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K, Date of Event June 3, 2011)

10.9

License Agreement between Shrink Nanotechnologies, Inc., BlackBox Semiconductor, Inc., and the University of Chicago, dated as of November 30, 2011. (Incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K, Date of Event June 3, 2011)

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 22, 2011, by the undersigned, thereunto duly authorized.

BLACKBOX SEMICONDUCTOR, INC. /s/ David Duncan By: David Duncan Its: Chief Executive Officer and Principal Accounting Officer