Form 10-Q
period 2011-09-30
BLACKBOX SEMICONDUCTOR, INC.
filed 2011-11-14
CIK 1419577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-52982

BLACKBOX SEMICONDUCTOR, INC.

Nevada		74-3197968
(State or other jurisdiction		(IRS Employer
of Incorporation)		Identification Number)
1462 Erie Boulevard
Schenectady, New York 12305
(Address of principal executive offices)

(518) 935-2830
Registrant’s Telephone Number)

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

154,245,929 common shares outstanding, $0.001 par value, as of November 14, 2011

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

i

TABLE OF CONTENTS

Page

Forward Looking Statements	i
Use of Terms	i

PART I - FINANCIAL INFORMATION	1

Item 1. - Financial Statements	1
Consolidated Balance Sheets as of September30, 2011 (unaudited) and December 31, 2010	1
Consolidated Statements of Operations and Other Comprehensive Income for the Three Months and Nine Months Ended September30, 2011 and October 28, 2010 (date of inception) through December 31, 2010 (unaudited)	2
Consolidated Statements of Cash Flows for the Nine Months Ended September30, 2011 and October 28, 2010 (date of inception) through December 31, 2010 (unaudited)	3
Notes to Unaudited Consolidated Financial Statements	4

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	21

Item 4 - Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	23

Item 1A – Risk Factors	23

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3 - Defaults Upon Senior Securities	35

Item 4 - Submission of Matters to a Vote of Security Holders	35

Item 5 - Other Information	35

Item 6 - Exhibits	35

ii

Item 1.

Financial Statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2011	2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$73,024	$1,000
Deposits and prepaid expenses	12,000	-
Total Current Assets	85,024	1,000

Securities available for sale	343,980	-
Intangible assets, net	37,914	41,595
TOTAL ASSETS	$466,918	$42,595

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$51,176	$-
Due to Shrink Nanotechnologies, Inc.	75,000	41,998
Due to related parties - related party	56,000	-
Other payables	190,000	-
Accrued interest	15	-
Convertible notes payable, net of discount, default - related party	3,600	-
Total Current Liabilities	375,791	41,998

TOTAL LIABILITIES	375,791	41,998

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized; 5,000,000 and 0 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	5,000	-
Common stock, $.001 par value; 1,000,000,000 shares authorized; 135,223,320 and 27,030,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	135,223	27,030
Common stock issuable, $.001 par value; 19,022,609 and 0 shares at September 30, 2011 and December 31, 2010, respectively	19,023	-
Additional paid-in capital	671,190	(26,030)
Other comprehensive loss	(385,980)	-
Accumulated deficit	(353,329)	(403)
Total stockholders' equity	91,127	597
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$466,918	$42,595

The accompanying unaudited notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30, 2011	For the nine month ended September 30, 2011	From October 28, 2010 (date of inception) through December 31, 2010	From October 28, 2010 (date of inception) through September 30, 2011
Revenue	$-	$-	$-	$-

Professional fees	20,125	49,300	-	49,300
General and administrative expenses	42,050	82,244	1	82,245
Amortization	1,329	3,941	402	4,343
Total operating expenses	(63,504)	(135,485)	(403)	(135,888)

Other Income (expense):
Interest expense	(46,748)	(217,441)	-	(217,441)
Total other income (expense)	(46,748)	(217,441)	-	(217,441)

Loss from continuing operations	(110,252)	(352,926)	(403)	(353,329)
Provision for income taxes	-	-	-	-

Net (loss)	$(110,252)	$(352,926)	$(403)	$(353,329)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding	141,839,880	137,453,076	27,030,000	63,188,483

Other comprehensive income:
Securities available for sale fair value adjustment	(365,820)	(385,980)	-	(385,980)
Comprehensive (loss)	$(476,072)	$(738,906)	$(403)	$(739,309)

The accompanying unaudited notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)

			From October 28, 2010	From October 28, 2010
	For the nine months		(date of inception)	(date of inception)
	ended		through	through
	September 30, 2011		December 31, 2010	September 30, 2011
NET CASH FROM OPERATING ACTIVITIES:
Net loss	$(352,926)		$(403)	$(353,329)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from extinguishment of debt	-		-	-
Debt discount accretion	216,917		-	216,917
Non-cash share based payments	12,250		-	12,250
Amortization	3,941		402	4,343
Changes in assets and liabilities, net of effects from acquisitions
Increase in deposits and prepaid expenses	(12,000)		-	(12,000)
Increase in accounts payable and accrued expenses	28,998		-	28,998
Increase in due to Shrink Nanotechnologies, Inc.	233		41,998	42,231
Net cash provided (used) by operating activities	(102,587)		41,997	(60,590)
NET CASH FROM INVESTING ACTIVITIES:
Cash purchased at acquisition	24,252		-	24,252
Purchase of intangible assets	(260)		(41,997)	(42,257)
Net cash provided (used) by investing activities	23,992		(41,997)	(18,005)

NET CASH FROM FINANCING ACTIVITIES:
Cash advances PPM	150,000		-	150,000
Proceeds from subsidiary prior to merger	619		-	619
Proceeds from issuance of common stock	-		1,000	1,000
Net cash provided by financing activities	150,619		1,000	151,619

Net increase in cash and cash equivalents	72,024		1,000	73,024
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,000		-	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$73,024		$1,000	$73,024
Interest expense	$-		$-	$-
Income taxes	$-		$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock to be issued for conversion of debt	$72,750		$-	$72,750
Stock issued for conversion of debt	$209,397		$-	$209,397
Liabilities assumed through share exchange	$423,940		$-	$423,940
Non-cash assets assumed through share exchange	$729,960		$-	$729,960
Issuance of stock for payment of debt acquired	$20,000	$		$20,000
The accompanying unaudited notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.

Notes to the Financial Statements

At September 30, 2011

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 and the Company’s current report on Form 8-K Date of Report June 3, 2011, filed August 18, 2011, as amended.

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

The technology being licensed is based on Dr. Dmitri Talapin’s “electronic glue” chemistry. This technology improves the electronic properties of solution-processed, inorganic semiconductors by replacing previously insulating materials with our patent-pending materials that increase electronic communication between nanostructures and throughout the manufactured semiconductor material. Management believes the technology has various commercial applications in the electronics and renewable energy business sectors.

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

No income tax benefit (expense) was recognized for the nine months ended September 30, 2011 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $600,000.

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

The balance of $343,980 in securities available for sale on the Balance Sheet reflects a $385,980 mark to market decrease adjustment. Without such adjustment, the ending balance in Securities Available for Sale would have been $729,960.

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

Basic Net Loss per Share of Common Stock

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Common stock equivalents resulting from the issuance of stock options have been considered, but have not been included in the per share calculations because such inclusion would be anti-dilutive due to the Company’s net loss. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Note 2. Recent Accounting Pronouncements

There have been no recent accounting pronouncements that are expected to have a material impact on the Company's consolidated financial statements.

Note 3. Reverse Acquisition, Principles of Consolidation – Related Party

On June 3, 2011, the Company entered into and completed a reverse acquisition following a share exchange agreement (the “Share Exchange”) in which BlackBox Semiconductor, Inc., a Nevada corporation (the accounting acquiree, “BlackBox Parent”) acquired 100% ownership of BlackBox Semiconductor Inc., a Delaware corporation (the accounting acquirer, “BlackBox Subsidiary”) and 14,000,000 shares of the of restricted common stock of Shrink Nanotechnologies, Inc. at a fair value of $729,960, which included a Discount Factor of 35% taken from the quoted market price at the effective date. In exchange, BlackBox Parent issued to Shrink Nanotechnologies, Inc. 27,030,000 shares of common stock representing approximately 19.9% ownership in the Company and $75,000 to be paid by December 31, 2011.

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

The Share Exchange was an interested party transaction as, both the Company and Shrink Nanotechnologies, Inc. are and were indirectly controlled by and affiliated with, Mark L. Baum, a former president and CEO and control person of both companies (“Baum”) and James B. Panther, II, a former director and control person of both companies (“Panther”). These are the same principals that control Shrink Nanotechnologies, Inc.

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

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010

Net Loss	$(110,252)	$(879,851)	$(37,452)	$(115,554)
Earnings per share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

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

The Chicago License provides for (i) an annual fee to the University of Chicago of $25,000 until the first commercial sale (with the next annual fee due on November 30, 2011), and (ii) royalty payments to the University of Chicago, for products utilizing the licensed rights, during the royalty term, as more fully detailed in the agreement, of 3% of net sales of products utilizing the University of Chicago’s licensed technologies, subject to reduction (up to 50%) if the product is sold as a combination product with one or more other products that are not covered by the licensed patents. Minimum royalties for any calendar quarter beginning with the calendar quarter of the first commercial sale are $12,500.

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

Intangible assets consisted of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Intangible Assets, net:
License	$42,257	$41,997
Less: Amortization	(4,343)	(402)
Total	$37,914	$41,595

To date, the Company has not utilized its current intellectual properties to manufacture products/parts for sale, testing and evaluation. When/if we do begin to mass produce products, we will re-evaluate our amortization practice related to these intellectual properties. During the nine months ended September 30, 2011 the Company recorded $3,941 in amortization expense. At this time, estimated future amortization for the balance of this fiscal year is expected to be $1,341 and for following fiscal years ended on December 31 amortization expense is expected to be as follows:

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

At September 30, 2011, there was $56,000 owed to BCGU, and no payments have been made to the BCGU.

Note 7. Other Payables – Related Party

In anticipation of the closing of the Share Exchange, BlackBox Parent began capital raising efforts to meet the $75,000 cash obligation due at closing and other capital funding needs. At the date of the Share Exchange, BlackBox Parent had raised $40,000 and following the Share Exchange the Company raised an additional $150,000 in exchange for a bridge promissory note and/or future share issuances of which the terms have not been finalized. Nonetheless, on October __, 2011, we were able to successfully negotiate a decrease in the purchase money payable from $75,000 to $12,500.

The Company received the cash advances from entities that are indirectly controlled by and affiliated with, Mark L. Baum, a former president and CEO and control person of both companies (“Baum”) and James B. Panther, a former director and control person of both companies (“Panther”). These are the same principals that control Shrink Nanotechnologies, Inc. Baum and Panther are also members of the Noctua Fund Manager, LLC. Noctua Fund Manager, LLC is also a controlling shareholder.

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

On March 21, 2011, BlackBox Parent issued 80,000,000 shares of common stock to Noctua Fund Manager, LLC, as conversion of $36,000 of principal balance and accrued interest of this convertible note. On August 30, 2011 the Company received conversion demands for the $6,602 principal balance and accrued interest of $226, the total common share equivalent is 15,173,156 At September 30, 2011, these shares had not yet been issued.

Baum and Panther are members of the Noctua Fund Manager, LLC. Noctua Fund Manager, LLC is also a controlling shareholder.

B.

Convertible Note Payable, Warrants – Related Party Transactions – Converted

BlackBox Parent obtained certain administrative, bookkeeping and management services from Noctua Fund Manager, LLC for a fee of $10,000 per month. On January 31, 2011, BlackBox Parent terminated this operating agreement with Noctua Fund Manager, LLC. On March 15, 2011, the Company issued a $274,000 principal balance convertible note to Noctua Fund Manager, LLC, in exchange for all outstanding debt related to these fees totaling $274,000. The note accrues interest at 2% and matures on March 14, 2012. The note can convert into common stock at a conversion rate of $.017 per share. Noctua Fund Manager, LLC also received 3,000,000 detachable, callable common stock purchase warrants, exercisable at $.075 a share, these warrants have a maturity date of March 15, 2014. The warrants are exercisable in cash at any time, and, shall be exercisable via cashless exercise commencing nine months after the issuance date.

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

On June 15, 2011, the Company issued 12,227,560 shares of common stock to Noctua Fund Manager, LLC, as conversion of $209,397 of principal balance and accrued interest of this convertible note. The principal balance on the Note at September 30, 2011 was $65,547. As a result of the early conversion request and subsequent decrease in the principal balance of the note, the discount accretion was accelerated and the Company recognized an expense of $147,654 at the date of share issuance. On August 30, 2011 the Company received conversion demands for the balance due and accrued interest of $375, the total common share equivalent is 3,849,453. At September 30, 2011, these shares had not yet been issued.

The following summarizes stock purchase warrants at September 30, 2011:

Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2009	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding December 31, 2010	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	3,000,000.075
Outstanding September 30, 2011	3,000,000	$.075

The following summarizes the changes in warrants outstanding for the nine months ended September 30, 2011:

	Warrants Outstanding			Warrants Exercisable
	Number	Weighted	Remaining		Weighted
	of	Average	Exercise Life	Number	Average	Expiration
Date of Grant	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date
First quarter fiscal 2011	3,000,000	$.075	2.71	3,000,000	$.075	3/15/2014
Total at September 30, 2011	3,000,000	$.075	-	3,000,000	$.075

Notes Payable for the periods ended, consists of the following:

	September 30, 2011	December 31, 2010
5% Note payable due June 30, 2011	$45,881	$36,168
2% Note payable due March 14, 2012	274,000	-
Less: discounts	-
Less: payments	(316,281)	-
Total notes payable	3,600	-
Less: current portion	(3,600)	-
Long term portion	$-	$-

As of September 30, 2011, the Company had a note payable due to a related party with a remaining principal balance due of $3,600, this note is currently in default due to non-payment is classified as current liabilities on the balance sheet.

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

The Company’s rent expense for the nine months ended September 30, 2011 and 2010 was $0 and $0, respectively. Prior to the merger BlackBox Parent incurred a rent expense of $2,904 for the period ended June 3, 2011 as related to the above referenced lease agreement (please see Note 3. for more information regarding reverse acquisition accounting).

The Company lease payments for the next 5 years are as follows:

2011	$576
2012	-
2013	-
2014	-
2015	-
Total	$576

Note 10. Common Stock

All share amounts have been restated to reflect a 1 for 270 reverse stock split affected on January 15, 2011 and, the subsequent 20 for 1 Forward Split, effected on June 13, 2011.

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

In August, the Company received conversion notices related to convertible debt with principal balances totaling $72,148 and accrued interest of $601. The common share equivalent for the conversion demands is equal to 19,022,609 common shares. At September 30, 2011, these shares had not yet been issued.

At September 30, 2011, 135,223,320 shares of common stock were issued and outstanding.

Note 11. Preferred Stock

Pursuant to the reverse acquisition, the statement of stockholders equity is adjusted to reflect the preferred shareholders of the public entity (5,000,000 preferred shares) while establishing the equity of the parent Company. The retained deficit of the parent Company is removed and reorganized to reflect only the history of the subsidiary.

At September 30, 2011, the Company was authorized to issue 25,000,000 shares of Preferred Stock, par value $.001, of which 5,000,000 shares have been issued and are currently outstanding.

Note 12. Subsequent Events

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report. Based on our evaluation, nothing other than the events described below need to be disclosed.

In October, the Company issued 19,022,609 common shares for payment of convertible notes with principal balances totaling $72,148 and accrued interest of $601. These shares are represented as common stock issuable on our balance sheet at September 30, 2011.

In October, the Company agreed to settle the payable of $75,000 due in December 2011 to Shrink Nanotechnologies, Inc. as related to the Share Exchange (Note 3.) for immediate payment of $12,500. This amount was paid on October 25, 2011, and there are no other amounts are due as related to this agreement.

On October 20, 2011, the Company was notified by Dave Duncan, its CEO and Secretary, of his resignation effective November 19, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations.

This discussion and analysis in this Quarterly Report on Form 10-Q (the “Report” or “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Report should be read in conjunction with the accompanying Financial Statements and related notes and the Risk Factors contained herein as well as business section of our recently filed Current Report on Form 8-K, Date of Report June 3, 2011, as amended. You can reference additional specific risks relating to the Company and disclosure set forth in this report as provided in the “Forward Looking Statements” section in the forepart to this Report and in the “Risk Factors” section below.

OVERVIEW AND PLAN OF OPERATION

Effective as of June 3, 2011 (the “Closing Date”), BlackBox Semiconductor, Inc., f/k/a Visitrade, Inc., a Nevada corporation (the “Company”, “we”, or “us”), completed the closing of its acquisition of BlackBox Semiconductor, Inc., a Delaware corporation (“BlackBox” or sometimes “BlackBox Subsidiary” or “BlackBox Delaware”) from Shrink Nanotechnologies, Inc. (Symbol “INKN”) (“Shrink” or the “Seller”), pursuant to a Share Exchange Agreement (the “Share Exchange”) entered into on the June 3, 2011 (the “BlackBox Acquisition”) with Shrink. Prior to such time we were a retailer of aftermarket Triumph motorcycle parts and accessories. We no longer operate in this segment and do not have material liabilities relating to it. As a result of the BlackBox Acquisition, we succeeded to the Business of BlackBox on June 3, 2011.

Terms of the BlackBox Share Exchange

As consideration for the acquisition of BlackBox, we (i) agreed to pay $75,000 in cash within 60 days of the Closing Date, which payment due date was subsequently extended to December 31, 2011, and (ii) issued an aggregate of 27,030,000 shares of our common stock, par value $0.001 per share to Shrink (the “Exchange Shares”), or, approximately 19% of our outstanding stock as of the date immediately after the Closing Date. In exchange therefore, we received (i) all of the shares of BlackBox resulting in BlackBox becoming our wholly owned subsidiary, and (ii) 14,000,000 shares of the common stock, par value $0.001 per share, of Shrink (the “Shrink Consideration Shares”). The $75,000 payment due in December has since been reduced to $12,500 and paid in full and discharged on October 25, 2011.

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

Description of Business

BlackBox was formed in Delaware on October 28, 2010 by Shrink for the purposes of acquiring and holding certain licenses, specifically, those related to the University of Chicago. We acquired BlackBox under the BlackBox Acquisition effective as of June 3, 2011.

Our primary asset and business immediately after the BlackBox Acquisition is BlackBox and its intellectual property and licenses. Specifically, BlackBox’s primary asset is its license from the University of Chicago (“Chicago License”) to commercialize certain technology and intellectual property that increases performance of certain solution-based, inorganic, semiconductor nanomaterials. These nanomaterials are used to create liquid semiconductor materials that can be deposited (e.g., printed or sprayed) to form certain semiconductor films and other structures for use in a multitude of semiconductor device applications. This technology and related intellectual property was developed primarily as a result of the research of Dr. Dmitri Talapin at the University of Chicago.

BlackBox is a technology development and application company dedicated to the commercial adoption of a chemistry platform we call LiquidSemiTM Solutions. We have licensed methods for chemical manufacturing of high-performing, liquid semiconductors incorporating nanoscale materials. Nanoscale materials, or nanomaterials or nanostructures, where a nanometer is equal to one-billionth of a meter in size. Nanoscale materials exhibit unique electronic, optical, and magnetic properties that cannot be obtained from the same materials in their traditional size and forms. Our LiquidSemiTM chemistries improve the electronic properties of solution-processed semiconductors by replacing previously insulating materials with our patent-pending “electronic glue” materials that increase electronic communication between the nanostructures and throughout the manufactured semiconductor material. The primary anticipated applications of these technologies are in the electronics and renewable energy business sectors. Currently, organic based semiconductors are being used. We believe, however, that liquid-processed semiconductor materials such as ours will outperform organic semiconductors and replace certain traditional semiconductor materials used in current devices. In addition, our technology has the potential to result in new, revolutionary semiconductor materials.

Additional specific information relating to the Business of the Company, relating to BlackBox, the BlackBox Acquisition and the Chicago License are all contained in the Current Report on Form 8-K, Date Of Event June 3, 2011, as amended and its exhibits, and other periodic reports that may be filed from time to time.

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

As consideration for the acquisition of BlackBox Delaware, the Company issued an aggregate of 27,030,000 shares of its common stock and is required to pay $75,000 cash within 60 days, which payment date was extended to December 31, 2011. This payment was reduced to $12,500 and paid on October 25, 2011.

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

Settlement of Outstanding Debt Owed to Noctua Fund Manager; Issuance of Unsecured NFM Note

As of March 15, 2011, the Company entered into a Letter Agreement with Noctua Fund Manager, LLC, (“NFM”) an existing creditor and affiliate of a principal shareholder of the Company and of Shrink, (the “NFM Letter Agreement”), pursuant to which the Company issued to NFM an unsecured convertible note in the principal amount of $274,000 and accruing interest at 2% per year, in order to settle and accrue $274,000 (the “Unsecured NFM Note”) of past due account payables owed to NFM in connection with operational, including working capital, and administrative services rendered. The Unsecured NFM Note is due March 14, 2012, accrues interest at 2% per year with a default rate of 3%, and principal and interest on the Unsecured NFM Note is convertible at a fixed price of $0.017125 per share into 16,000,000 shares as of the effective date. The Unsecured NFM Note automatically converts by its terms in the event and to the extent that the note is assigned to anyone absent consent of the Company. In October, the Company issued 12,227,560 common shares for payment of convertible notes with principal balances totaling $208,453 and accrued interest of $944 and in October the Company issued 3,849,453 common shares for payment of the remaining principal balance totaling $65,547 and accrued interest of $375.

The foregoing is a summary only of the NFM Letter Agreement and Unsecured NFM Note, which are filed as exhibits to this Report by incorporation by reference. At October 31, 2011, there were no amounts due under this agreement.

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

As of the issuance date, the Secured NFM Note was convertible into 101,957,760 shares of the Company’s Common Stock. No other material changes have been made to the Amended Secured NFM Note. On March 22, 2011, and as part of an agreement to reduce the Company’s debt, NFM agreed to convert $36,000 of principal and interest under the Secured NFM Note, into 80,000,000 shares of the Company’s restricted common stock, and in October, the Company issued 15,173,156 common shares for payment of principal balance totaling $6,602 and accrued interest of $226. leaving approximately $3,660 of principal and interest outstanding as of October 31, 2011, which are convertible into 8,133,348 shares.

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

Mr. Duncan has provided notice that, effective November 19, 2011, he will resign from his position as Chief Executive Officer and Secretary of the Company. Mr. Duncan’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices. As a result of Mr. Duncan’s resignation, his consulting contract will also be terminated as of November 19, 2011.

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

Results of Operations for the Three and Nine Months Ended September 30, 2011 and the period of October 28, 2010 (date of inception) through December 31, 2010

Revenue

The Company, including its subsidiaries, has not had any revenues in 2011 or 2010, as it is a development stage company.

Operating Expenses

BlackBox had total operating expenses of $135,485 for the nine months ended September 30, 2011 and $63,504 for the three months ended September 30, 2011 as compared to $403 from October 28, 2010, date of inception, through December 31, 2010. The increase in total operating expenses is attributed to a general overall increase of business activities in particular those following the Share Exchange and that of becoming a publicly listed company. We expect operating expenses to continue to increase as we expand our operations and invest into research and development activities.

General and Administrative Expenses. Our general and administration expenses increased to $82,244 for the nine months ended September 30, 2011, and $42,050 for the three months ended September 30, 2011 as compared to $1 from October 28, 2010, date of inception, through December 31, 2010. This increase was mainly due to a increase in consulting contracts the Company has engaged in during 2011 and a spike in business operations related to becoming a publicly listed company.

Professional Fees. Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisition. Our costs for professional fees increased to $49,300 for the nine months ended September 30, 2011, and $20,125 for the three months ended September 30, 2011 as compared to $0 from October 28, 2010, date of inception, through December 31, 2010. The change was due to an increase in legal costs and accounting fees.

Amortization. Our amortization expenses increased to $3,941 and $1,329 for the nine and three months ended September 30, 2011, respectively, as compared to $402 from October 28, 2010, date of inception, through December 31, 2010. The increase in amortization expenses was due to the costs related to Chicago License being amortized over, its 8 year life.

Interest Expense. Interest expense increased to $214,441 and $46,748 for the nine months and three months ended September 30, 2011, respectively, as compared to $0 from October 28, 2010, date of inception, through December 31, 2010. The increase in interest expenses is related to interest and debt discount accretion of assumed convertible notes acquired during the Share Exchange.

We expect operating expenses to continue as we invest further in business development activities and invest into research and development of our core technologies. We do not have capital commitments yet to cover any of our operating expenses and to date. To date, our capital needs for BlackBox have been funded by our principals, and private convertible debt financing.

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

Net Loss

For the nine months ended September 30, 2011, we had a net loss of $352,926 and $110,252 for the three months ended September 30, 2011, as compared to $403 from October 28, 2010, date of inception, through December 31, 2010. Management attributes the increase in net loss to general market conditions, to the cessation of our website operations, an increase in operational and research activities and, more recently to our acquisition and funding efforts for BlackBox.

We anticipate continued losses relating to investment into our development activities relating to BlackBox, and to our capital raising activities. We intend to fund our technology development activities, through potential government grants, partnerships and arrangements with universities and equity and debt financings.

Liquidity and Capital Resources

Our cash on hand at September 30, 2011, and December 31, 2010, was $73,024 and $1,000, respectively. The increase in cash is primarily attributable to financing commitments made during the nine months ended September 30, 2011.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below).

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

Cash Flow (All amounts in U.S. dollars)	The Nine months Ended September 30,	From October 28, 2010 (date of inception) through December 31,
	2011	2010
Net cash provided (used) in operating activities	$(102,587)	$41,997
Net cash provided (used ) by investing activities	23,992	(41,997)
Net cash provided by financing activities	150,619	1,000

Net Increase in Cash and Cash Equivalents	72,024	1,000
Cash and Cash Equivalent at Beginning of the Year	1,000	-
Cash and Cash Equivalent at End of the Year	$73,024	$1,000

Operating Activities

Net cash used in operating activities was $102,587 for the nine months ended September 30, 2011, as compared to $41,997 provided in operating activities during the period of October 28, 2010 (date of inception) through December 31, 2010. The change in net cash used in operating activities was mainly due to management increasing general business activities, and paying down outstanding trade payables.

Investing Activities

Net cash provided in investing activities for the nine months ended September 30, 2011 was $23,992 as compared to $41,997 net cash used in investing activities during the period of October 28, 2010 (date of inception) through December 31, 2010. The change in net cash used in investing activities was mainly due to the acquisition of the Chicago License in 2010, and cash obtained through the Share Exchange during the nine months ended September 30, 2011.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $150,619 as compared to $1,000 net cash provided by financing activities during the period of October 28, 2010 (date of inception) through December 31, 2010. The increase of net cash provided by financing activities was mainly attributable to capital commitments made during the third quarter of 2011. Management will look toward raising further capital through financing activities during the later part of the fiscal year ended 2011.

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

Employees

We currently do not have any full time employees. Mr. Duncan is our sole salaried consultant, other than professional service providers. We intend to hire full time employees and additional independent contract labor on an as needed basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.

Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Principal Financial Officer. Based upon that evaluation, our Chief Executive and Principal Financial Officer has concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

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

Although we are currently attempting to address such material weaknesses, during our most recently completed fiscal quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The current market environment makes capital raising a difficult task. We do not believe that we will be able to monetize the value of the Shrink shares received in the Blackbox Share Exchange for a substantial amount of money. A future capital raise could involve a private or public sales of equity securities or the incurrence of additional indebtedness. Additional funding may not be available on favorable terms, or at all. A financing will result in dilution and or result in our obligation to make periodic interest or other debt service payments and may be subject to additional restrictive covenants. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures, selling assets or downsizing or restructuring our operations. If we raise additional funds through public or private sales of equity securities, the sales may be at prices below the market price of our stock, and our shareholders may suffer significant dilution as a result of such sale.

You will suffer immediate and substantial dilution; and the costs of the securities you purchase will significantly exceed the price paid by current principal shareholders and insiders.

Many of the present owners of our issued and outstanding securities acquired such securities at a cost substantially less than that of the open market. In addition, the Company currently is indebted to Noctua Fund Manager (NFM) for unpaid accrued management fees, and loans made to the Company since 2009 or earlier, as reflected on our convertible promissory notes in the aggregate initial principal amounts totaling $3,600 plus accrued interest of $60 as of October 31, 2011, these notes and accrued interest are convertible into common stock based on conversion prices at the times of the loans (into approximately 8,133,348 shares, in aggregate as of October 31, 2011) all of which are currently in default. Therefore, the shareholders will bear a substantial portion of the risk of dilution and losses. NFM is also a control person of Shrink, a creditor of the Company and a control person of our preferred stock, all of which entitle it to exert control and certain veto power over the Company.

We will need to raise substantial additional capital in the future and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to support our business requirements or build our business. The terms of any capital raise may require that we issue shares to investors at below quoted market prices, which may result in further dilution.

We currently have no revenues and do not expect to have any revenues or cash flows until we have developed our liquid semiconductor technology. We expect that we will need at least $2,000,000 in capital over the next eighteen months to further develop and commercialize our technologies. We are in fact, required to raise this amount before November 30, 2012, in accordance with the Chicago License. This amount may be credited by proceeds of the sale of our Shrink shares, if any, which shares are currently illiquid. Our current cash, cash equivalents and available-for-sale securities, will be insufficient to meet our anticipated operating and capital requirements for at least the next year. We will need to raise capital in order to complete our technology development activities. We may raise additional capital through a variety of sources, including the public equity market, private financings and debt. If we raise additional capital through the issuance of equity or securities convertible into equity, our stockholders may experience dilution. Those securities may have rights, preferences or privileges senior to those of the holders of the common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully support our business requirements or build our business.

Some of our debt is in default and could result in us losing some or all of our assets.

The “default” status with respect to the note owned by NFM, a control person of the Company, provides them with the right to take potentially aggressive actions, including levying on some or all of our assets, in order to recover monies owed. This default could result in an action against us, including, one for enforcement of their rights by levying our assets. The existence of a default also hinders our ability to raise additional capital or enter into long term contractual commitments.

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

The bylaws allow the board to issue common shares without stockholder approval. Currently, the board is authorized to issue a total of 1,000,000,000 common shares, par value $0.001 per share, of which 22% have been issued or reserved for issuance as of October 31, 2011. In addition, the board is authorized to issue up to 25,000,000 preferred shares of which 5,000,000 are already designated and issued as control shares with the remaining 20,000,000 still authorized as “blank check” preferred stock , which may be issued with rights, terms, privileges and preferences as the board, in its sole discretion may approved. In addition 154,245,929 shares of outstanding common stock and 5,000,000 shares of outstanding preferred stock, the following additional shares are reserved for issuance or may, at any time, be issued from time to time:

•

8,133,348 shares may be issued upon conversion the remaining $3,660 of principal and interest outstanding under the 5% Secured NFM Note, which converts at $0.00045 per share;

•

3,000,000 shares of common stock underlying common stock purchase warrants exercisable at $.075 per share, and

•

20,000,000 shares of preferred stock may be designated by the Board, with such terms, conversion or issuance prices, rights, preferences, or privileges as is determined by the sole and absolute discretion of the Board and without notice of consent of any other parties,

•

50,000,000 shares of common stock, that may be issued pursuant to our 2011 Stock Incentive Plan, as adopted in June 13, 2011, as Incentive Stock Options, Non-Qualified or Qualified Stock Options, at such rates and for such consideration terms as determined by our Board.

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

NFM is our largest shareholder and control person with over 64% ownership control of the Company, and controls Shrink as well. Shrink is also, separately and on its own, a holder of a liquid control block of over 27 million shares (approximately 19% of the Company).

NFM beneficially owns over 60% of our common stock, and owns notes convertible into greater than an additional 8,000,000 shares of our common stock. NFM also owns all of our Series A Preferred Stock which votes on a 250 for 1 basis with our common stock and contains veto powers enabling them to change our board or change control of the Company, without notice to or consent of the Company or its shareholders or board.

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

In addition, your investment could be diluted and the price of our common stock could be affected by possible conversion by holders of our convertible notes into shares of common stock. The price of our common stock could be further effected by sales of our common stock by holders of our convertible notes and by hedging or arbitrage trading activity that may develop involving our common stock. As of October 31, 2011 we had convertible notes outstanding with a principle balance of $3,600 and interest of $60 convertible into 8,133,348 shares of our common stock.

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

[Remainder of Page Intentionally Left Blank]

Item 2.

Unregistered Sales of Equity Securities and Use o Proceeds.

In August, the Company received conversion notices related to convertible debt with principal balances totaling $72,148 and accrued interest of $601. The common share equivalent for the conversion demands is equaled to 19,022,609 common shares. The shares were issued October 21, 2011.

Item 3.

Default on Senior Securities.

We are in default on payment of interest and principal upon the following note: 5% Convertible Note with a remaining principal amount of $3,600 owed to Noctua Fund Manager, LLC, a copy of the note which was filed as an exhibit to this report as incorporated from our Form 8-K filed with the SEC on March 28, 2011. During the default period this note accrues interest at an accelerated rate of 15% with a total of approximately $3,660 of principal and interest due at October 31, 2011.

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

14.1	Code of Ethics. (Attached as an exhibit to our Form 10-KSB filed with the SEC on October 14, 2008 and incorporated herein by reference).
31.2	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 14, 2011, by the undersigned, thereunto duly authorized.

BLACKBOX SEMICONDUCTOR, INC. /s/ David Duncan By: David Duncan Its: Chief Executive Officer and Principal Accounting Officer