Form 10-K
period 2011-12-31
BLACKBOX SEMICONDUCTOR, INC.
filed 2012-04-30
CIK 1419577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2011

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

BLACKBOX SEMICONDUCTOR, INC.

Nevada	000-52982	74-3197968
(State or other jurisdiction	Commission File Number:	(IRS Employer
of Incorporation)		Identification Number)

1462 Erie Boulevard
Schenectady, New York 12305
(Address of principal executive offices)

(518) 935-2830
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share   on OTCBB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes      . No  X .

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrationt’s most recently completed second quarter:  $370,279.

APPLICABLE ONLY TO CORPORATE ISSUERS

There were a total of 154,245,929 common shares outstanding, $0.001 par value, as of April 16, 2012

2

PART I

Item 1.  Business.

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Annual Report on Form 10-K should be read in conjunction with the accompanying Financial Statements and related notes and the Risk Factors contained herein. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  We do not have any material revenues or source of income as we have been focusing on developing and seeking commercial avenues for our core technologies and, without limitation, statements regarding our plans, goals, strategies, intent, beliefs or current expectations with respect to our recently acquired business, as well as our plans to wind down our existing internet-based business.  These statements are expressed in good faith and based upon what we believe are reasonable assumptions.  There can be no assurance that these expectations will be achieved or accomplished.  You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology.  We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us.

Some specific factors and statements that are forward looking statements and necessarily subject to uncertainties include, without limitation: the success of our BlackBox business, our need for money and ability to raise capital and ability to monetize consideration received in the transaction; the virtual inability of smaller issuers like us to raise capital in a small offering; items contemplating or making assumptions about the progress of our research and development activities; our ability to raise the necessary capital in order to sustain our operations; our ability to further acquire, hold and defend our intellectual property; changes in the industry and new competing technologies that arise; the development, commercialization and market acceptance of our recently acquired liquid semiconductor technologies and other related technologies; the cost to complete the development and commercialization of these technologies; and the presumed size and growth of our targeted markets, all of which constitute forward-looking statements.

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

Description of Business

Corporate History

In June of 2011, Parent, BlackBox Semiconductor, Inc., a Nevada corporation, acquired Blackbox and its related intellectual property rights and business and proceeded to liquidate our other assets and businesses.

We were originally incorporated in the State of Nevada on March 2, 1998.  After operating other businesses, we changed our name to Visitrade, Inc in 2006, as a result of the acquisition of VisiTrade, LLC, which held and operated a software trading platform for financial market participants. Despite continued efforts to market this alternative trading system, we ceased operations in this business in early 2007.

In October of 2007, our predecessor Parent resumed operations in planning and organizing itself as an online retailer of aftermarket Triumph motorcycle parts and accessories.

In June 2011, we acquired BlackBox from an affiliated company, Shrink Nanotechnologies, Inc., in exchange for 27,030,000 shares of our common stock and $12,500 as more fully described below. As part of the transaction we also acquired 14,000,000 shares of Shrink which we still hold.  We currently still hold and are endeavoring to develop and commercialize or sublicense, this technology.

BlackBox’s business is currently the only financial segment we operate in.

Corporate restructurings in 2010 and 2011

On August 16, 2010, the Company filed its Definitive Schedule 14C with United States Securities and Exchange Commission (“SEC”).  Pursuant to such document, the Company disclosed the prior shareholder approval of the following corporate actions: (i) an increase of the Company’s authorized stock from 50,000,000 shares to 5,000,000,000 shares, to wit, 4,975,000,000 as common shares and 25,000,000 as preferred shares; (ii) authorization to the Board to designate additional preferred classes of stock; (iii) authorization to the Board, to affect a reverse stock split of the Company’s common stock; (iv) authorization to the Board, at their discretion, to affect a forward stock split of the Company’s common stock; (v) ratification of the prior appointment of Hamilton, PC as the Company’s independent public accountant; (vi) confirmation and ratification of  the prior appointment of Mr. Ford Sinclair as the Company’s Interim Chairman of the Board; (vii) authorization to the Board to designate an Employee Stock Incentive Plan and; (viii) approval of authorization to the Company’s Board of Directors to amend the Company’s Articles of Incorporation to change of the name of the Company.

Forward Split and Name Change

On January 15, 2011, the Company’s Board of Directors affected a 1-for-270 reverse stock split and changed its name to BlackBox Semiconductor, Inc.

Thereafter, on March 28, 2011, the company effectuated the increase of its capitalization to 1,000,000,000 shares of common stock, par value   $.001 per share and 25,000,000 shares of blank check preferred stock of which 5,000,000 were already issued and outstanding and designated as Series A Preferred Stock at the time of the capitalization increase (the “Capitalization Increase”).

Effective as the open of business on June 13, 2011, the Company effectuated the forward split of its common stock on a 20:1 basis, wherein each  share of common stock outstanding was exchanged for one 20 new shares (the “Forward Split”).  As a result, the capitalization of the Company was increased such that 89,415,760 shares outstanding immediately after the Forward Split.  Since such date, substantial additional shares have been issued such that the Company currently has outstanding 154,245,929 shares, most of which are not yet freely tradable.  The Forward Split was effectuated by the filing by the Company of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada as of June 10, 2011, and was approved by the Corporation’s shareholders and board.

BlackBox History and Description

Our BlackBox subsidiary was formed in Delaware on October 28, 2010 by Shrink, an affiliate of ours, for the purposes of acquiring and holding certain licenses, specifically, those related to the University of Chicago.  We acquired BlackBox under the BlackBox Acquisition effective as of June 3, 2011, as described in our Current Report on Form 8-K, dated as of such date.

Our primary asset and business immediately after the BlackBox Acquisition was and continues to be, BlackBox and its intellectual property and licenses.  Specifically, BlackBox’s primary asset is its license from the University of Chicago (“Chicago License”) to commercialize certain technology and intellectual property that increases performance of certain solution-based, inorganic, semiconductor nanomaterials.  These nanomaterials are used to create liquid semiconductor materials that can be deposited (e.g., printed or sprayed) to form certain semiconductor films and other structures for use in a multitude of semiconductor device applications.  This technology and related intellectual property was developed primarily as a result of the research of Dr. Dimitri Talapin at the University of Chicago.

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

Applications for BlackBox Technology Generally

What follows are some examples of technological and/or cost benefits of our liquid-based semiconductor and “electronic glue” chemistries versus competing technologies:

Better Material Performance.

Our research indicates, to date, that semiconductor thin-films produced using our proprietary liquid semiconductor chemistries exhibit higher electronic performance versus competing solution-based technologies, including solution-based organic and other inorganic semiconductor nanomaterial chemistries.  We believe our materials are also more stable to oxidation and photo-oxidation processes than previously attempted solution-processed inorganic semiconductor nanomaterial and current organic semiconductor methods.

Less Expensive Capital Equipment and Facilities.

Traditional semiconductor (e.g., non-liquid) fabrication techniques require large scale investments in capital equipment and facilities to produce the quality and volumes necessary for various semiconductor applications.  Because our semiconductor technology is based on the manufacture and deposition of liquid chemistries, we believe that up-front capital outlays and on-going fixed costs would be significantly lower using our methods.

High Yield and Lower Cost Processing.

The use of liquid-processed semiconductors allows for printing and other high-throughput manufacturing techniques.  In addition, we will be able to manufacture over large areas using liquid-processed semiconductors.  We believe that these methods are advantageous versus traditional semiconductor methods (e.g., non-liquid) by improving manufacturing yields and lowering manufacturing costs.

Unique Capabilities Today.

Our LiquidSemiTM chemistry platform  can be used to manufacture materials for existing semiconductor applications.  Our liquid-processed semiconductors can be designed and engineered for specific optical properties, including the absorption or emission of light.  In addition, the same platform and chemistries can produce semiconductor solutions that have specific electronic properties.  Unlike traditional semiconductor materials, our liquid semiconductors can be manufactured on substrates that are flexible and may provide new opportunities for device integration and development.

Revolutionary Capabilities Tomorrow.

Our LiquidSemiTM chemistry solutions include nanoscale materials.  Nanoscale materials can exhibit unique and desirable electronic, optical, magnetic and other properties that cannot be replicated in the same materials on a larger scale.  We have shown the ability to preserve these structures while maintaining the required semiconductor electronic and optoelectronic performance.  The ability to design and integrate nanoscale materials into our liquid-processed semiconductors provides the potential for revolutionary technology in renewable energy and electronics applications.

Description of Chicago License Terms

The material terms of the Chicago License provide for a sixteen (16) year license to BlackBox for any application excluding thermoelectric devices.  As consideration, we are required to pay a license fee of $25,000 per year and are required to have successfully commercialized the technology by the end of the eighth (8th) year (2018).   Additional specific details relating to the Chicago License is provided in the section below titled “Management’s discussion and analysis of financial condition and results of operations.”

Revenue Model

We expect to derive the majority of our revenue from license fees, recurring royalties, and material supplies associated with this technology.  We intend to continue our development efforts to further strengthen and expand our patent portfolio across out technology platform.

Our Technology

BlackBox has developed new chemistries that incorporate inorganic semiconductor, metal and other nanostructure materials with proprietary chemical components that we call “electronic glues”.  These semiconductor chemistries are manufactured, maintained and deposited in liquid form to create solid semiconductor layers and structures.  The semiconductor liquids can be deposited using printing and other high-throughput techniques.  Once deposited in liquid form, the semiconductor and electronic glues materials are treated to create a solid semiconductor layer.  These liquid-processed semiconductor materials have application for a wide range of existing and next generation devices in the electronics and renewable energy industries.

Semiconductor Technology Overview

Semiconductor materials and devices are vital components of the wide and varied renewable energy and electronics industries, including certain transistors, sensors, solar cells, and light-emitting diodes.  Semiconductor materials require certain electronic performance to be effectively used in  electronic devices.  To achieve high performing materials, traditional fabrication of semiconductor materials has involved capital intensive and highly controlled manufacturing techniques.  These methods produce semiconductor crystalline wafers and films that are high performing but are typically limited to non-flexible and smaller area form factors.

Manufacturing of semiconductor materials from liquids has been previously developed with the expectation of lowering capital investment, lowering manufacturing costs via printing and other high throughput processes, and enabling semiconductor use for larger area and flexible substrate devices.  Liquid-processed semiconductors incorporating nanomaterials have previously resulted in finished semiconductor materials with poor electronic performance that have  prevented them from achieving commercialization and wide scale adoption.

BlackBox Semiconductor Technology

The Chicago License provides us with an exclusive right to further develop and commercialize liquid semiconductor technology invented at the University of Chicago.  Our technology includes the development and manufacture of chemistries for certain inorganic semiconductor, metal, and other nanostructure materials including patent-pending chemistries and techniques that we call “electronic glues”.  These electronic glues increase the electronic communication between nanostructures and throughout the liquid-processed semiconductor.  This result enables the effective and efficient use of liquid-processed and printable semiconductors.  We can manufacture combinations of nanomaterials and electronic glues to create liquid semiconductor chemistries that can be used for numerous applications such as thin film photovoltaics, light emitting diodes, and printed transistors.

We call our liquid semiconductor chemistry platform, including combinations of nanoscale materials and electronic glues, LiquidSemiTM Solutions.  Once deposited, the LiquidSemiTM materials can be treated at low temperature to anneal the nanomaterial and electronic glue components into a solid semiconductor layer.  Previous techniques for making inorganic semiconductor films from liquid-processed nanomaterials have been unsuccessful because of their lack of electronic performance.  Using our liquid semiconductor technology, we have shown electronic performance that is significantly higher than previous methods for manufacturing liquid semiconductors incorporating inorganic nanoscale materials and also versus existing liquid semiconductor technologies based on organic chemistries.  Compared to prior methods for manufacturing liquid-processed semiconductors including nanoscale materials, we believe our technology has additional advantages including  the preservation of nanoscale structures in high performing semiconductor films and improved stability.

Specific Applications and Markets

Printed Electronics

Our LiquidSemiTM materials can be deposited in liquid form and have the potential to be used for printed circuits, RFID, thin-film transistors and in a variety of applications requiring large areas and flexible substrates. Our technology development to date shows that liquid deposited materials in prototype transistor devices can achieve electronic performance that is significantly greater previously attempted using liquid-processed, inorganic semiconductor nanomaterials and also those using organic materials.  We believe that the electronic performances can be improved by further development of the materials and optimization of the devices.

Sensors and Imaging

Our LiquidSemiTM chemistries can be engineered to absorb a range of specific electromagnetic wavelengths.  These absorbed energies can be transferred to create charge or emit light as confirmation of the detected wavelength.  It is useful in some applications to convert these detected energies to produce digital images.  Traditional semiconductor materials are incorporated into a range of sensor, detection, and resulting imaging devices.  We believe our technology can be used in similar applications to produce lower cost and larger area devices.

Solar Fuel Materials

We believe our LiquidSemiTM chemistry platform can be used to manufacture catalyst materials that can help produce hydrogen fuel from water.  By incorporating nanostructures into our materials design process we believe we can design materials that are both optimized for absorbing sunlight and electronically tuned for splitting water molecules to produce hydrogen.  Once stored, hydrogen can be used as a fuel source for fuel cells to create on-demand energy.  A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. By using the sun’s energy, these materials could present a method for producing a renewable, reliable, and clean fuel.

Solid-state Lighting and Display

Next generation solid-state lighting and electronic display applications can benefit from the use of solution-processed, semiconductor nanostructures that can be designed to efficiently emit light.  These materials can be used to optimize color and light qualities.  Devices incorporating these materials have been shown to consume less power versus traditional or organic-based devices.  In addition, these materials can be manufactured using high-throughput deposition processes over large areas and using flexible or rigid substrates.

Thin-film Photovoltaics

Non-silicon, thin-film solar cells are gaining popularity because of their ability to take advantage of a broader range of the solar spectrum and for their low cost manufacturing techniques.  Applicable technologies undergoing commercialization include CIGS, CdTe, and multi-junction compound semiconductor devices. We believe that our liquid semiconductor chemistry solutions are applicable to these markets to replace existing methods for manufacturing semiconductor layers in photovoltaic devices.  LiquidSemiTM Solutions can be used with rigid or flexible substrate devices and utilize high volume deposition techniques.  In addition, our semiconductor thin-films can retain certain nanostructures and maintain electronic performance. Semiconductor nanostructures have been identified as potential paths for creating next-generation, ultra-efficient solar devices.

Business Model

General

Our goal is to develop our licensed technology for commercialization via licensing and/or sale of materials.  Whenever feasible, we intend to be actively involved in the commercialization of our technology in order to accelerate the process of bringing products to market.  We intend to accomplish this by entering into one or more licenses for, or otherwise develop various technologies that we need and sometimes further developing or combining them for commercialization.

We intend to further develop our Chicago License, as well as continue to acquire, license and develop new intellectual property from time to time.  It is our intent to use this intellectual property portfolio to develop recurring revenue streams by licensing our technology to others. For certain high potential products and technologies, we may participate in the commercialization process beyond simply licensing our technology.  In these cases we may manufacture and supply liquid semiconductor or liquid-processed semiconductor materials. We would engage in these efforts where we can gain additional value through more active participation and potentially decrease the time required to bring liquid semiconductor enabled products to market. We may also need to sublicense our technologies to more established semiconductor manufacturers in order to do this.

Much of our intellectual property and technology development will include liquid-processed semiconductors that are intended to replace previous existing technologies.  As such, additional development work is required before end-use products can be manufactured using these technologies.  To aid in the process of commercialization of our liquid semiconductor technologies, we will likely seek additional funding from both government entities and interested corporations. These relationships should allow us to leverage resources, accelerate technology and application development, and to establish relationships with potential customers of our technology.

Our Strategy

Our initial focus will be to foster the commercial adoption of our LiquidSemiTM technology for the low-cost manufacture of high-performing semiconductors in current and next generation device applications within the renewable energy and electronics industries. The key methods for executing this strategy are:

•

Work with commercial partners to optimize  our LiquidSemiTM Solutions for end-use applications,

•

Expand our intellectual property portfolio in conjunction with the continued development of our unique and patent pending chemistries, and

•

Implement technology licensing programs and material supply relationships to further commercialize our intellectual property across our technology platform and for a broad range of applications.

Competitive Strengths

Unique Patented and Platform Technology

Our technology is intended to create high-performing semiconductor solids from liquid-processed semiconductor nanomaterials.  Our portfolio includes pending patents that support our “electronic glue” platform chemistry and we will continue to strengthen our intellectual property position as we further develop and expand our technology. Our chemistries are capable of working with a range of semiconductor, metal, and other nanostructured materials.  The ability to incorporate possible combinations of material properties and capabilities into our liquid semiconductor process strengthens our ability to design and optimize these semiconductor systems for current and next generation applications across a range of markets.  We believe this platform capability will allow us to maximize our relationships with commercial partners for the eventual sale of products and for out-license opportunities.

Improved Electronic Performance

Previous techniques for making inorganic semiconductor films from liquid-processed nanomaterials have been unsuccessful because of their lack of electronic performance.  Using our liquid semiconductor technology, we have shown electronic performance that is significantly higher than previous methods for manufacturing liquid semiconductors incorporating inorganic nanoscale materials and also versus existing liquid semiconductor technologies based on organic chemistries.  Compared to prior methods for manufacturing liquid-processed semiconductors including nanoscale materials, we believe our technology has additional advantages including: the preservation of nanoscale structures in high performing semiconductor films and improved stability.

Competition

There are numerous experienced, well established, and well capitalized competitors in all of the markets we seek to exploit.  Most of the competitive companies and organizations have far greater capital and strategic resources.  Many companies using traditional semiconductor technologies that we seek to displace or improve may already have market penetration and acceptance.  Therefore, even if our technologies are successful, no assurance can be made that we will be able to compete effectively.

We believe that our liquid semiconductor technology will compete primarily against various semiconductor materials manufacturers, certain manufacturers of semiconductor devices, and other liquid-processed semiconductor technology companies.

Manufacturers of Traditional Semiconductor Devices

We do not intend to manufacture semiconductor devices.  Rather we intend to focus on developing and commercializing our patent-pending liquid semiconductor technology for out-license and material supply opportunities.  However, our technology is meant to replace traditional semiconductor components in current applications which will require that we compete effectively in existing markets for the original equipment manufacturers in order to succeed.  Examples per application include:

•

Thin-film Photovoltaics:  First Solar, Uni-Solar, Sharp Electronics Corporation, Wurth Solar, Honda Soltec, Ascent Solar

•

Display and Lighting:  Samsung Electronics Co., Ltd., Osram Sylvania, Philips Electronics N.V., and

•

Sensor Applications:  NEC Corporation, Toshiba, Sharp

Traditional Elemental and Materials Supply Companies

We intend to sub-license technology or supply liquid semiconductor materials to manufacturers of semiconductors for use in devices in the electronics and renewable energy industries.  Companies that focus on providing semiconductor materials, compounds, and catalysts to manufacturers in these existing markets can be considered competitive.  Companies supplying materials to these markets include Dow Chemical, Umicore, and 5N Plus among others.

Other Liquid-Based Semiconductor Technologies.

Our proprietary chemistries for producing electronic glue and liquid-processed semiconductors are currently based on inorganic, nanoscale semiconductor materials.  Inorganic and organic, liquid-processed semiconductors have been the subjects of much research, development, and commercial progress in applications that we might seek to develop. Our technology is primarily based on nanoscale structures and electronic glues manufactured via wet chemistry and their deposition and treatment to create solid semiconductor films or structures.  There are competing technologies that are based on introducing larger than nanoscale semiconductor materials into liquids or various semi-liquid forms for processing semiconductor thin film or structures.   In addition, there are likely ongoing efforts to improve electronic performance in historical methods for using liquid-processed semiconductors incorporating nanoscale materials.  Competition in this regard could include companies such as:  Innovalight, Konarka, Kovio, Nanosolar, Nanosys, Plextronics, QD Vision, Solexant, and Universal Display Corporation.  Other newly created companies or larger corporations investigating these methods could present further competition for our efforts.

Academic, Corporate R&D, and Government Labs.

Our liquid semiconductor chemistries includes nanoscale materials and chemical components (electronic glues) that allow for the deposition (e.g., printing or spraying) and manufacture of high performance semiconductors.  We have licensed this technology from the University of Chicago and believe it is unique.  Other academic centers in the United States including Massachusetts Institute of Technology, University of California, Berkley and University of Pennsylvania are known to be investigating methods to achieve similar performance characteristics from inorganic semiconductor nanomaterials.  In addition to academic centers, corporate research and development groups, and various government labs throughout the world may be working on competing technologies to our electronic glue platform for liquid semiconductors.

Sources and Availability of Raw Materials

Our technologies are dependent on materials and chemicals that we believe are readily available in the market place at cost effective rates.  Chemicals we acquire are sourced from commercially available distributors.

Intellectual Property

University of Chicago Exclusive License Agreement

Pursuant to the exclusive license agreement with the University of Chicago, BlackBox has the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites (US PTO Application No. PCT/US10/32246)  BlackBox also was granted the exclusive worldwide right to use and sublicense  future patent applications filed by the University of Chicago based on certain other patentable technologies described in the Chicago License. BlackBox’s license is applicable to all fields of use other than thermoelectric applications.  While the license is exclusive to BlackBox within fields of use other than thermoelectric applications, the University of Chicago has reserved the rights in the underlying technology for all educational and non-commercial research purposes.

The Intellectual Property Licensed

The technology being licensed is based on Professor of Chemistry Dmitri Talapin’s “electronic glue” chemistry. This technology, management believes, has various commercial applications where more efficient transfer of charges between nanomaterials is desired, such as printed transistors, printed solar cells and printed sensors.

Term and Termination

The license granted by the University of Chicago is for worldwide usage by BlackBox for period of at least eight years and renewable for an additional eight years based on successful commercialization of the technology by the end of the first eight year term.  The Chicago License requires, among other things, that we commercialize our products by 2018 (8 years from the contract date in November 2010).  The term may be terminated for cause or insolvency.

In addition, the University of Chicago may terminate the license if BlackBox does not raise at least $2,000,000 in capital prior to November 30, 2012 or if BlackBox does not employ and maintain a Suitably Qualified Person (as defined in the Chicago License) in a full-time executive position during the term of the license.  The Company has begun capital raising efforts and, under the terms of the Chicago License, is allowed the use of proceeds from any sale of the Shrink shares to fulfill the capital raising commitment required.

Initial Fee and Future Royalty Payments to University of Chicago

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

Other Limitations and Requirements

We are required by the Chicago License to pay for the costs of filing and maintaining the licensed patents.

The foregoing description of the Chicago License is a summary only, and is qualified in its entirety by the actual agreement which has been filed in our public filings.

Trademarks

The following is a list of trade or service marks utilized by BlackBox.  We have not yet made any trademark applications, but intend to do so:

•

LiquidSemi™

•

LiquidSemi Solutions™

•

Electronic Glue™

Employees

The Company does not have any full time employees.  In February of 2011, the Company hired David Duncan as a consultant, and eventually an executive officer of the Company, in order to meet its obligations to hire a Suitably Qualified Person as required under the Chicago License.  Mr. Duncan subsequently resigned in November of 2011, and was replaced by Mr. Luis Leung. Mr. Ford Sinclair remained as president during this period.  Their biography, and that of all officers and directors during 2011 to date is included below in this Report under the “Management”, “Executive Compensation” and “Certain Relationships and Related Transactions and Director Independence” sections below.

Environmental and Governmental Regulation

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

[Remainder of Page Intentionally Left Blank]

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

The risks described below may materially impact your investment in our company and our business, financial condition and results of operations.  You should carefully consider these factors with respect to your investment in our securities.

FURTHER, ANY INVESTMENT IN OUR COMPANY WOULD BE EXTREMELY SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK AND SHOULD NOT BE PURSUED UNLESS THE INVESTOR COULD AFFORD TO LOSE THEIR ENTIRE INVESTMENT. BEFORE INVESTING, PLEASE CAREFULLY REVIEW THIS FILING, ALL PAST PUBLIC FILINGS WHICH CAN BE FOUND AT  www.SEC.gov AND CONSULT A REGISTERED BROKER DEALER OR CONTACT THE FINANCIAL INDUSTRY REGULATORY AUTHORITY (“FINRA”) FOR MORE INFORMATION REGARDING LOCATING A QUALIFIED PARTY TO ASSIST IN MAKING AN INVESTMENT DECISION.

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

Many of the present owners of our issued and outstanding securities acquired such securities at a cost substantially less than that of the open market.  In addition, the Company currently is indebted to Alpha Finaz, Ltd. for unpaid accrued fees, and loans originally made by Noctua Fund Manager to the Company since 2009 or earlier, as reflected on our convertible promissory notes in the aggregate initial principal amounts totaling $3,600 plus accrued interest of $60 as of October 31, 2011, these notes and accrued interest are convertible into common stock based on conversion prices at the times of the loans (into approximately 8,400,000 shares, in aggregate as of December  31, 2011) all of which are currently in default.  Therefore, the shareholders will bear a substantial portion of the risk of dilution and losses.

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

The “default” status with respect to the note owned by Alpha Finanz, Ltd, provides them with the right to take potentially aggressive actions, including levying on some or all of our assets, in order to recover monies owed.  This default could result in an action against us, including, one for enforcement of their rights by levying our assets.  The existence of a default also hinders our ability to raise additional capital or enter into long term contractual commitments.

Rum Punch Partners, Ltd (“RP Partners”) is our principal stockholder and through its general partner, Mango Bay Management, LLC (“MB Mangement”) and its manager, Manuel Suqilinda,  has the ability to exert significant control in matters requiring stockholder vote and could delay, deter or prevent a change in control of our company.  RP Partners and its principal also controls the Company by virtue of their ownership of the Series A Preferred Stock which votes on a 250 for 1 basis with a common stock.

RP Partners, which in turn is controlled by its general partner Mango Bay Management, LLC (“MB Management”) the manager of which is Manuel Suqilinda has the ability to control the Company and its policy making.   Since our stock ownership and preferred stock ownership is concentrated among a limited number of holders (namely MB Management, Shrink and a few others listed in the ownership disclosure section below), those holders have significant influence over all actions requiring stockholder approval, including the election of our board of directors.  Through their concentration of voting power, they could delay, cause, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders.  They may do so without notice to or consent of management, the Company or any shareholder.  In deciding how to vote on such matters, they may be influenced by interests that conflict with other stockholders.  Accordingly, investors should not invest in the Company’s securities without being willing to entrust the Company’s business decisions to such persons.

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

There are a variety of conflicts of interests and related party transactions with RP Partners through its general partner MG Management and its managing member which controls our Company and which control the vast majority of our shares and our board.  While MB Management and its affiliates have funded our operations to date, resulting in its ownership of convertible debt and stock, these persons have the ability to exert total control over the Company.  These persons have no fiduciary or other obligations to minority or other shareholders.  We are not listed on a stock exchange and our Board of Directors does not comply with the independence and committee requirements which would be imposed upon us if we were listed on an exchange.  In the absence of a majority of independent directors, our directors could establish policies and enter into transactions without independent review and approval. This could present the potential for a conflict of interest between the stockholders and our company or our directors.

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

We have very few shareholders and almost no trading volume.  In addition, there are fewer and fewer broker dealers willing to make markets in bulletin board securities, especially startups or, to even accept securities such as ours for deposit.  There is only a limited public market for the Company’s common stock, and no assurance can be given that a market will continue or that a stockholder ever will be able to liquidate his investment without considerable delay, if at all.  In addition, most of our stock is owned by a few people, including MB Management and Shrink which is an affiliate of certain control persons of the Company.  If a market should continue, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of our common stock. Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in our common stock. Even if a purchaser finds a broker willing to effect a transaction in our common stock, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our common stock as collateral for any loans.

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

RP Partners, which is managed by MB Management, its general partner and controlled by Manuel Suqilinda it managing member is our largest shareholder and control person with over 64% ownership control of the Company, and controls Shrink as well. Shrink is also, separately and on its own, a holder of a liquid control block of over 27 million shares (approximately 19% of the Company).

RP Partners by MB Management is a successor in interest to Noctua Fund Manager, LLC and James Panter, beneficially owns over 60% of our common stock, and owns notes convertible into greater than an additional 8,000,000 shares of our common stock.  RP Partners by its general partner MB Management also owns and controls all of our Series A Preferred Stock which votes on a 250 for 1 basis with our common stock and contains veto powers enabling them to change our board or change control of the Company, without notice to or consent of the Company or its shareholders or board.

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

In addition, your investment could be diluted and the price of our common stock could be affected by possible conversion by holders of our convertible notes into shares of common stock.  The price of our common stock could be further effected by sales of our common stock by holders of our convertible notes and by hedging or arbitrage trading activity that may develop involving our common stock.  As of December 31, 2011 we had convertible notes outstanding with a principle balance of $3,600 and interest of $180 convertible into 8,400,000 shares of our common stock.

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

The existence of our outstanding preferred stock held by RP Partners, which is indirectly controlled by Manuel Suqilinda,its manager, may hinder our ability to raise capital at favorable prices if and as needed, or to make acquisitions.

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

Properties.

The Company currently leases 64 Sq. Ft. of office space at 1462 Erie Boulevard, Schenectady, New York, 12305.  The lease for this space is $95.50 per month plus telecommunications costs and certain office expenses and terminates on January 4, 2012, at which time it turns to month to month lease.  The Company’s phone number is (518) 935-2830.

Item 3.

Legal Proceedings.

The Company is not a party to any legal proceedings.

Item 4.

Mine Safety Disclosure.

Not Applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On January 15, 2011, the Company’s Board of Directors affected a 1-for-270 reverse stock split and changed its name to BlackBox Semiconductor, Inc.  Thereafter, in June of 2011, the Company completed a 20:1 Forward Split of its Common Stock whereupon 20 new shares of Common Stock were exchange for each outstanding share.

As a result, the Company’s stock symbol was temporarily modified to “VTDID” through July 12, 2011 at which time it resumed trading under the symbol  “VTDI.”   The common stock of the Company, is currently traded over the counter and is listed on the pink sheets.  The availability of historical trading prices of our common stock is limited, with periods of little or no trading activity. The following table sets forth the available approximate range of high and low bid prices for the common stock of the Company during the periods indicated. The quotations presented are adjusted to reflect splits in our common stock and reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

As of April 23, 2012, the Company had 154,245,929 shares of common stock issued and outstanding.

2011(1)	Low	High
First Quarter	$0.2703	10.81
Second Quarter	0.011	101.00
Third Quarter	0.04	1.00
Fourth Quarter	0.0401	0.40
2010(1)	Low	High
First Quarter	0.027	1.4324
Second Quarter	.027	0.7297
Third Quarter	0.2162	3.2432
Fourth Quarter	0.2432	0.5676

(1)Adjusted to reflect both the reverse and forward splits in 2011.

As of April 13, 2012, the closing quotation for our common stock was $0.023 per share.

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

Approximate number of equity security holders

The approximate number of record holders of the Company's common stock as of  July 31, 2011, was 57which does not include shareholders whose stock is in street name or held through securities position listings, such as CEDE & Co.

Dividends

The Company did not declare or pay any cash dividends on its common stock during the past two fiscal years.  The Company does not foresee a capital surplus and, if any is earned, the Company intends to invest all capital towards growth, research and development of the Company’s technologies and does not intend on declaring a dividend or other distribution in the foreseeable near future.

Securities authorized for issuance under equity compensation plans

Effective as of June 13, 2011, the Company’s Board of Directors adopted the BlackBox Semiconductor, Inc., 2011 Stock Incentive Plan (the “Plan”). The Plan provides for the award of Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock or Stock Purchase Rights (all as defined in the Plan), and 50,000,000 shares have been reserved for issuance under the Plan. If an option or Stock Purchase Right expires or becomes unexercisable without having been exercised in full, or is surrendered for exchange, the unpurchased shares that were subject to those awards will become available for future grant or sale under the Plan. The Company intends to submit the adoption of the Plan for stockholder approval at its next annual meeting of stockholders. The foregoing is a summary only of the material terms of the Plan, a full copy of which is filed as a copy to this Report. To date, no shares or options to acquire shares under the Plan have been issued.

Purchases of equity securities by the small business issuer and affiliated purchasers

During the year ended December 31, 2010, neither the Company nor any of its affiliates purchased any equity securities of the Company or on behalf of the Company.

Recent Sales of Unregistered Securities

In October, the Company issued 19,022,609 common shares for payment of convertible notes with principal balances totaling $72,148 and accrued interest of $601.

Item 6. Selected Financial Data.

Not Applicable.

[Remainder of Page Intentionally Left Blank]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis in this Annual Report on Form 10-K (the “Report” or “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The Report should be read in conjunction with the accompanying Financial Statements and related notes and the Risk Factors contained herein as well as business section. You can reference additional specific risks relating to the Company and disclosure set forth in this report as provided in the “Forward Looking Statements” section in the forepart to this Report and in the “Risk Factors” section above.

OVERVIEW AND PLAN OF OPERATION

On June 3, 2011 (the “Closing Date”), we completed the closing of its acquisition of BlackBox Semiconductor, Inc., a Delaware corporation (“BlackBox” or sometimes “BlackBox Subsidiary” or “BlackBox Delaware”) from Shrink (Symbol “INKN”)  (“Shrink” or the “Seller”), pursuant to a Share Exchange Agreement  (the “Share Exchange”)  with Shrink (the “BlackBox Acquisition”).  Prior to such time we were a retailer of aftermarket Triumph motorcycle parts and accessories.  We no longer operate in this segment and do not have material liabilities relating to it.  As a result of the BlackBox Acquisition, we succeeded to the Business of BlackBox on June 3, 2011. Shrink was an entity affiliated with the Company prior to the BlackBox Acquisition as well as currently.

Terms of the BlackBox Share Exchange

As consideration for the acquisition of BlackBox, we (i) originally agreed to pay $75,000 in cash within 60 days of the Closing Date, which payment due date was subsequently extended to December 31, 2011, and (ii) issued an aggregate of 27,030,000 shares of our common stock, par value $0.001 per share to Shrink (the “Exchange Shares”), or, approximately 19% of our outstanding stock as of the date immediately after the Closing Date.  In exchange therefore, we received (i) all of the shares of BlackBox resulting in BlackBox becoming our wholly owned subsidiary, and (ii) 14,000,000 shares of the common stock, par value $0.001 per share, of Shrink (the “Shrink Consideration Shares”).   The $75,000 payment due in December has since been reduced to $12,500 and paid in full and discharged in October 2011.

Related Parties

At the time of the Shrink Acquisition, Shrink and the Company were both controlled by Mark L. Baum and Mr. Panther, by virtue of their ownership and control of Noctua Fund Manager, LLC and the Noctua Fund, LP (NFM).  Accordingly, as a result of the inherent conflicts of interest, the BlackBox Acquisition was approved by independent and disinterested directors of Shrink and of the Company.  Subsequently, in April of 2012, interests held by NFM and Noctua Fund were acquired for value by an entity indirectly controlled by James Panther  All equity interests in the Company  were subsequently sold and transferred by Mr. Panther to Rum Punch Partners, Ltd., a Texas limited liability company which is managed by Mango Bay Managment, LLC (MB Partners), which is in turn indirectly controlled by an investor group managed by Manuel Suqilindo., its manager.  The 2010 Secured Note and Unsecured Note were sold and assigned by Mr. Panther acquiring entity to a separate purchaser, Alpha Finance, Ltd.  Based on information provided to the Company by such persons, Alpha Finanze, Ltd. and Manuel Suqilinda are unaffiliated with Shrink, Messers Panther and Baum.  As a result of the completion of the BlackBox Acquisition, the assets, operations and business of BlackBox has become our primary and only material business, operations and assets.

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

Liquidity and Debt Restructurings in 2011

Settlement of Outstanding Debt Owed to Noctua Fund Manager; Issuance of Unsecured Note

As of  March 15, 2011, the Company entered into a Letter Agreement with Noctua Fund Manager, LLC, (“NFM”) a creditor and affiliate of a principal shareholder of the Company and of Shrink at the time of the transaction, (the “NFM Letter Agreement”), pursuant to which the Company issued to NFM an unsecured convertible note in the principal amount of $274,000 and accruing interest at 2% per year, in order to settle and accrue $274,000 (the “Unsecured Note”). The Unsecured Note reflected amounts owed to NFM for past due account payables owed to NFM in connection with operational expenses, including working capital, and administrative services rendered. The remaining unconverted amount of the $274,000 2% note was, on April 5, 2012, acquired by an entity indirectly controlled by Mr. Mr. Panter, and, subsequently sold for value to Alpha Finanz, Ltd..    Upon issuance, the Unsecured  Note were due March 14, 2012, accrues interest at 2% per year with a default rate of 3%, and principal and interest on the Unsecured Note is convertible at a fixed price of $0.017125  per share into 16,000,000 shares as of the effective date.  The Unsecured Note automatically converts by its terms in the event and to the extent that the note is assigned to anyone absent consent of the Company.  In October 2011, the Company issued 16,000,000 common shares upon conversion of the Unsecured Note (which, at that time was owned by NFM) and also issued 77,013 shares in exchange for $1,319 of interest thereon. The remaining balance of $3,780 of the Unsecured Note, the 2010 Secured Note (see below) were acquired by an entity indirectly controlled by Mr. Panther, and subsequently sold to our current debt holder Alpha Finanz, Ltd. (the “AF Fund”) in April of 2012.

There no amounts due under this agreement since December of 2011.

Modification of Existing 2010 Secured Note

Effective as of January 31, 2011, the Company entered into a Loan Modification Letter (the “Loan Modification”) with NFM.  Pursuant to the Loan Modification, the Company amended and replaced the previously existing 5% Secured Convertible Promissory Note Series 04012010-A1 (the “Original Secured Note”) issued to NFM on April 1, 2010, in the principal amount of $38,168.38, with a new note, in the principal amount of $45,881.00 due on March 31, 2011 (as amended. This amended secured note was subsequently acquired by an entity indirectly controlled by Mr. Panther, in April of 2012 (the “2010 Secured Note”) which subsequently acquired by the AF Fund.  The Loan Modification reflects additional principal and certain other accommodations of the note holder so as to reflect, specifically:

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

As of the issuance date, the Secured NFM Note was convertible into 101,957,760 shares of the Company’s Common Stock. No other material changes have been made to the Amended Secured NFM Note.  On March 22, 2011, and as part of an agreement to reduce the Company’s debt, NFM agreed to convert $36,000 of principal and interest under the Secured NFM Note, into 80,000,000 shares of the Company’s restricted common stock, and in October, the Company issued 15,173,156 common shares for payment of principal balance totaling $6,602 and accrued interest of $226,  leaving approximately $3,780 of principal and interest outstanding as of December 31, 2011 which are convertible into 8,400,000 shares.

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

•

Create or authorize or issue debt security (or permit a subsidiary to take such action) which would result in aggregate indebtedness of the Company after such debt issuance to exceed $500,000 other than equipment leases or bank warehouse lines of credit without approval of the Board of Directors (but the Company can issue up to $3,000,000 of non-equity linked non-convertible debt),

•

Create or hold capital stock in any subsidiary that is not wholly owned by the Company or dispose of any capital stock of a subsidiary,

•

Initiate any action to abrogate or diminish the rights of the Series A Preferred Stock.

Consulting Agreement With David Duncan

Effective as of February 15, 2011, the Company entered into a Consulting Agreement with David Duncan (the “Duncan Consulting Agreement”).  The Duncan Consulting Agreement retained Mr. David Duncan as a consultant through May 19, 2011, with compensation of $6,000 for the first month ended March 17, 2011, and $13,000 for each month ended April 17 and May 18, 2011, respectively.  Between May 2011 and his resignation on November 19, 2011, Mr. Duncan was compensated in accordance with a modification to his compensation agreement and paid $60,000 and is due $45,720.

Change in Management

On April 4, 2011, Mr. Ford Sinclair resigned from his position as Chief Executive Officer of the Company. Mr. Sinclair’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.  Mr. Sinclair remained as a Director of the Company.

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

Results of Operations for the year ended December 31, 2011 and the period of October 28, 2010 (date of inception) through December 31, 2010

Revenue

The Company, including its subsidiaries, has not had any revenues in 2011 or 2010, as it is a development stage company.

Operating Expenses

BlackBox had total operating expenses of $195,996 for the year ended December 31, 2011 as compared to $403 from October 28, 2010, date of inception, through December 31, 2010.   The increase in total operating expenses is attributed to a general overall increase of business activities in particular those following the Share Exchange and that of becoming a publicly listed company.  We expect operating expenses to continue to increase as we expand our operations and invest into research and development activities.

General and Administrative Expenses.  Our general and administration expenses increased to $119,176 for the year ended December 31, 2011as compared to $1 from October 28, 2010, date of inception, through December 31, 2010.   This increase was mainly due to an increase in consulting contracts the Company has engaged in during 2011 and a spike in business operations related to becoming a publicly listed company.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisition.  Our costs for professional fees increased to $71,550 for the year ended December 31, 2011, as compared to $0 from October 28, 2010, date of inception, through December 31, 2010.   The change was due to an increase in legal costs and accounting fees as a result of our entry into the BlackBox Acquisition.

Amortization. Our amortization expenses increased to $5,270 for the year ended December  31, 2011, as compared to $402 from October 28, 2010, date of inception, through December 31, 2010.  The increase in amortization expenses was due to the costs related to Chicago License being amortized over, its 8 year life.

Interest Expense. Interest expense increased to $217,552for the year ended December 31, 2011 as compared to $0 from October 28, 2010, date of inception, through December 31, 2010.  The increase in interest expenses is related to interest and debt discount accretion of assumed convertible notes acquired during the Share Exchange.

Gain on Debt Settlement. In October, the Company agreed to settle the payable of $75,000 due in December 2011 to Shrink Nanotechnologies, Inc. as related to the Share Exchange for immediate payment of $12,500.  This amount was paid on October 25, 2011, and there are no other amounts are due as related to this agreement and the Company recorded a gain of $62,500 related to debt settlement.

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

Net Loss

For the year ended December 31, 2011, we had a net loss of $351,048, as compared to $403 from October 28, 2010, date of inception, through December 31, 2010.  Management attributes the increase in net loss to general market conditions, to the cessation of our website operations, an increase in operational and research activities and, more recently to our acquisition and funding efforts for BlackBox.

We anticipate continued losses relating to investment into our development activities relating to BlackBox, and to our capital raising activities.  We intend to fund our technology development activities, through potential government grants, partnerships and arrangements with universities  and equity and debt financings.

Liquidity and Capital Resources

Our cash on hand at December 31, 2011, and December 31, 2010, was $40,392 and $1,000, respectively.  The increase in cash is primarily attributable to financing commitments made during the year ended December 31, 2011.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below).

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

Cash Flow (All amounts in U.S. dollars)	The Year Ended December 31, 2011	From October 28, 2010 (date of inception) through December 31, 2010

Net cash provided (used) in operating activities	$(114,453)	$41,997
Net cash provided (used ) by investing activities	3,225	(41,997)
Net cash provided by financing activities	150,619	1,000

Net Increase in Cash and Cash Equivalents	39,392	1,000
Cash and Cash Equivalent at Beginning of the Year	1,000	-
Cash and Cash Equivalent at End of the Year	$40,392	$1,000

Operating Activities

Net cash used in operating activities was $114,453 for the year ended December 31, 2011, as compared to $41,997 provided in operating activities during the period of October 28, 2010 (date of inception) through December 31, 2010. The change in net cash used in operating activities was mainly due to management increasing general business activities, and paying down outstanding trade payables.

Investing Activities

Net cash provided in investing activities for the year ended December 31, 2011 was $3,225 as compared to $41,997 net cash used in investing activities during the period of October 28, 2010 (date of inception) through December 31, 2010.  The change in net cash used in investing activities was mainly due to the acquisition of the Chicago License in 2010, and cash obtained through the Share Exchange during the year ended December 31, 2011.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 was $150,619 as compared to $1,000 net cash provided by financing activities during the period of October 28, 2010 (date of inception) through December 31, 2010. The increase of net cash provided by financing activities was mainly attributable to capital commitments made during the third quarter of 2011.  Management will look toward raising further capital through financing activities during the fiscal year ended 2012.

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

The market for private equity finance in public companies, who need small capital raises is extremely limited, and, the Company does not currently have any commitments for capital raising.

We intend to retain any future earnings, if any, to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

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

Employees

We currently do not have any full time employees.   Mr. Duncan was our sole salaried consultant, other than professional service providers.  We intend to hire full time employees and additional independent contract labor on an as needed basis.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.

Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Blackbox Semiconductor, Inc.

(f/n/a Visitrade, Inc)

We have audited the accompanying balance sheets of Blackbox Semiconductor, Inc., as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackbox Semiconductor, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado

April 13, 2012

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2011	2010
Current Assets
Cash and cash equivalents	$40,392	$1,000
Deposits and prepaid expenses	1,250	-
Total Current Assets	41,642	1,000

Securities available for sale	36,400	-
Intangible assets, net	44,853	41,595
TOTAL ASSETS	$122,895	$42,595

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$87,744	$-
Due to Shrink Nanotechnologies, Inc.	-	41,998
Due to related parties - related party	56,000	-
Other payables	190,000	-
Accrued interest	180	-
Convertible notes payable, default - related party	3,600	-
Total Current Liabilities	337,524	41,998

TOTAL LIABILITIES	337,524	41,998

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized; 5,000,000 and 0 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	5,000	-
Common stock, $.001 par value; 1,000,000,000 shares authorized; 154,245,929 and 27,030,000 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	154,246	27,030
Additional paid-in capital	671,136	(26,030)
Other comprehensive loss	(693,560)	-
Accumulated deficit	(351,451)	(403)
Total stockholders' equity	(214,629)	597
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$122,895	$42,595

The accompanying notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2011	From October 28, 2010 (date of inception) through December 31, 2010	From October 28, 2010 (date of inception) through December 31, 2011
Revenue	$-	$-	$-

Professional fees	71,550	-	71,550
General and administrative	119,176	1	119,177
Amortization	5,270	402	5,672
Total operating expenses	(195,996)	(403)	(196,399)

Other income (expense):
Gain on debt settlement	62,500	-	62,500
Interest expense	(217,552)	-	(217,552)
Total other income (expense)	(155,052)	-	(155,052)

Loss from continuing operations	(351,048)	(403)	(351,451)
Provision for income taxes	-	-	-

Net loss	$(351,048)	$(403)	$(351,451)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	141,685,795	27,030,000	82,715,954

Other comprehensive income:
Securities available for sale fair value adjustment	(693,560)	-	(693,560)
Comprehensive loss	$(1,044,608)	$(403)	$(1,045,011)

The accompanying notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

From October 28, 2010, date of inception, through December 31, 2011

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid -In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Issuance of founder shares	-	$ -	27,030,000	$27,030	$ (26,030)	$ -	$ -	$ 1,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	(403)	-	(403)
Balance at December 31, 2010	-	-	27,030,000	27,030	(26,030)	(403)	-	597

Reverse acquisition of Blackbox Semiconductor, Inc.	5,000,000	5,000	88,965,760	88,966	421,074	-	-	515,039
							-
Issuance of shares founder shares exchange of $20,000	-	-	6,750,000	6,750	13,250	-	-	20,000

Issuance of shares for services at $0.049	-	-	250,000	250	12,000	-	-	12,250

Partial conversion of convertible note and interest at $0.017 per share	-	-	12,227,560	12,228	197,169	-	-	209,397

Shares to be issued for conversion of notes at $0.0038 per share	-	-	19,022,609	19,023	53,673	-	-	72,696

Securities available for sale fair value adjustment	-	-	-	-	-	-	(693,560)	(693,560)
Net loss for the period ended December 31, 2011	-	-	-	-	-	(351,048)	-	(351,048)
Balance at December 31, 2011	5,000,000	$ 5,000	154,245,929	$154,246	$ 671,136	$ (351,451)	$ (693,560)	$ (214,629)

The accompanying notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		From October 28, 2010	From October 28, 2010
	For the	(date of inception)	(date of inception)
	Year ended	through	through
	December 31, 2011	December 31, 2010	December 31, 2011
NET CASH FROM OPERATING ACTIVITIES:
Net loss	$(351,048)	$(403)	$(351,451)
Adjustments to reconcile net loss to net cash provided by operating activities:

Gain on debt settlement	(62,500)	-	(62,500)
Debt discount accretion	216,917	-	216,917
Non-cash share based payments	12,250	-	12,250
Amortization	5,270	402	5,672
Changes in assets and liabilities, net of effects from acquisitions
Increase in deposits and prepaid expenses	(1,250)	-	(1,250)
Increase in accounts payable and accrued expenses	65,676	-	65,676
Increase in due to Shrink Nanotechnologies, Inc.	233	41,998	42,231
Net cash provided (used) by operating activities	(114,453)	41,997	(72,456)
NET CASH FROM INVESTING ACTIVITIES:
Cash paid for share exchange	(12,500)	-	(12,500)
Cash purchased at acquisition	24,252	-	24,252
Purchase of intangible assets	(8,527)	(41,997)	(50,524)
Net cash provided (used) by investing activities	3,225	(41,997)	(38,772)

NET CASH FROM FINANCING ACTIVITIES:
Cash advances PPM	150,000	-	150,000
Proceeds from subsidiary prior to merger	619	-	619
Proceeds from issuance of common stock	-	1,000	1,000
Net cash provided by financing activities	150,619	1,000	151,619

Net increase in cash and cash equivalents	39,392	1,000	40,392
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,000	-	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$40,392	$1,000	$40,392
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Settlement of debt	$62,500	$-	$62,500
Stock to be issued for conversion of debt	$72,696	$-	$72,696
Stock issued for conversion of debt	$209,397	$-	$209,397
Liabilities assumed through share exchange	$483,940	$-	$423,940
Non-cash assets assumed through share exchange	$729,960	$-	$729,960
Issuance of stock for payment of debt acquired	$20,000	$-	$20,000

The accompanying notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.

Notes to the Financial Statements

For the years ended December 31, 2011 and 2010

Note 1.   Organization

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

Note 3.   Significant Accounting Policies

Development Stage Enterprise

The Company is a development stage company as defined by the Financial Accounting Standards Board (the “FASB”). The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inceptions have been considered as part of the Company’s development stage activities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the

United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions principally relate to the fair value and forfeiture rates of stock based transactions, and long-lived asset depreciation and amortization, and potential impairment.

Income Taxes

We account for income taxes under the provision of Accounting Standards Codification 740, “Income Taxes”, or ASC 740. As of December 31, 2011 and 2010, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2011 and 2010, respectively and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2011 and 2010. We are subject to taxation in the United States and California.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash.  The Company places its cash with financial institutions deemed by management to be of high credit quality.  The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner.  In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 to December 31, 2012.  At December 31, 2011, there were no uninsured deposits.

Securities Available for Sale and Other Comprehensive Income

Our accounting policy is to book all restricted and publicly tradable securities under Securities Available for Sale and, as such, are carried at fair value based on quoted market prices.  The Company owns restricted common stock representing approximately a 5.8% interest in Shrink Nanotechnologies, Inc., its former parent and a publicly traded company.   These shares are valued at their quoted market price.  Unrealized holding gains and losses for securities available for sale are excluded from earnings and reported as a separate component of stockholder’s equity as other comprehensive income, until the securities are disposed of. Upon disposal, the changes accumulated in other comprehensive income are to be recognized in income.  Under this method, the Company’s share of the earnings or losses of the investments are not included in the Consolidated Balance Sheet or Statement of Operations.

The balance of $36,400 in securities available for sale on the Balance Sheet reflects a $693,560 mark to market decrease adjustment. Without such adjustment, the ending balance in Securities Available for Sale would have been $729,960.

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

Basic Net Loss per Share of Common Stock

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  Common stock equivalents resulting from the issuance of stock warrants and convertible notes have been considered, but have not been included in the per share calculations because such inclusion would be anti-dilutive due to the Company’s net loss. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

	for the year ended	for the year ended
	December 31,	December 31,
	2011	2010
Numerator – (loss)	$(351,048)	$(403)
Denominator – weighted avg. number of shares outstanding	141,685,795	27,030,000
Loss per share – basic and diluted	$(0.00)	$(0.00)

Note 4.   Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The update contains the results of the work of the FASB and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this update are effective for periods beginning after December 15, 2011 and as a result are not yet applicable to the Company. The Company is evaluating the impact of the update on its consolidated financial statements.

Note 5.   Income Taxes

The Company is subject to taxation in the United States and California. The Company does not have any income tax provision for the years ended December 31, 2011 and 2010 due to current and historical losses.

The provision for income taxes using the statutory federal income tax rate of 34% as compared to the company’s effective tax rate is summarized as follows:

	for the year ended	for the year ended
	December 31,	December 31,
	2011	2010
Federal taxes	$(41,153)	$(125)
State taxes	(11,606)	(35)
Adjustments, note discount amortization	(86,279)
Taxes	-	-
Change in Valuation Allowance	139,037	160
Income Tax Expense	$-	$-

At December 31, 2011 and 2010, the Company had deferred tax assets of $139,197 and $160, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset.  Additionally, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not performed a Section 382 analysis to determine the limitation of the net operating loss and research and development credit carry forwards.

Significant components of the company’s deferred tax assets are as follows:

	December 31,	December 31,
	2011	2010
NOL Carryforward	$52,918	$160
Adjustments, note discount amortization	86,279	-
Valuation Allowance	(139,197)	(160)
Net deferred tax assets	$-	$-

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $139,037 and $160 in 2011 and 2010, respectively.

As of December 31, 2011, the Company had federal and California net operating loss carryforwards of approximately $332,000 and $403, respectively. The federal and California tax loss carry forwards will begin to expire in 2025 and 2020, respectively, unless previously utilized.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has 50% or less likelihood of being sustained upon examination. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrual for interest or penalties at December 31, 2011 and 2010, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2011 and 2010. The Company’s tax years for 2010 and forward are subject to examination by the United States and state tax authorities due to the carry forward of unutilized net operating losses

Note 6.  Reverse Acquisition, Principles of Consolidation – Related Party

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

In October, the Company agreed to settle the payable of $75,000 due in December 2011 to Shrink Nanotechnologies, Inc. as related to the Share Exchange for immediate payment of $12,500.  This amount was paid on October 25, 2011, and there are no other amounts are due as related to this agreement and the Company recorded a gain of $62,500 related to debt settlement.

The Share Exchange was an interested party transaction as, both the Company and Shrink Nanotechnologies, Inc. are and were indirectly controlled by and affiliated with, Mark L. Baum, a former president and CEO and control person of both companies (“Baum”) and James B. Panther, II, a former director and control person of both companies (“Panther”).  These are the same principals that control Shrink Nanotechnologies, Inc.  Luis Leung, our current CEO and Director, is also a director for Shrink Nanotechnologies, Inc.  Given the percentage of ownership of Shrink Nanotechnologies, Inc. and our operating plan to liquidate the shares to raise additional funds, the investment should be accounted for as Available for sale.

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

	For the year ended	For the year ended
	December 31, 2011	December 31, 2010

Net Loss	$(336,665)	$(153,508)
Earnings per share	$(0.00)	$(0.00)

Note 7.  License Agreement – University of Chicago

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

Note 8.  Intangible Assets

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

Intangible assets consisted of the following at December 31, 2011 and December 31, 2010:

	December 31,	December 31,
	2011	2010
Intangible Assets, net:
License	$50,525	$41,997
Less: Amortization	(5,672)	(402)
Total	$44,853	$41,595

To date, the Company has not utilized its current intellectual properties to manufacture products/parts for sale, testing and evaluation. When/if we do begin to mass produce products, we will re-evaluate our amortization practice related to these intellectual properties. During the year ended December 31, 2011 and 2010 the Company recorded $5,270 and $402, respectively, in amortization expense. At this time, estimated future amortization for the following fiscal years ended on December 31 amortization expense is expected to be as follows:

For the year ending	Amount
2012	$6,316
2013	6,316
2014	6,316
2015	6,316
2016	6,316
Thereafter	13,275

Note 9.   Due to Related Party

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

At December 31, 2011, there was $56,000 owed to BCGU, and no payments have been made to the BCGU.

Note 10.   Other Payables – Related Party

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

Note 11.   Convertible Notes, Warrants, Commitments – Related Party Transactions

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

On March 21, 2011, BlackBox Parent issued 80,000,000 shares of common stock to Noctua Fund Manager, LLC, as conversion of $36,000 of principal balance and accrued interest of this convertible note.  On August 30, 2011 the Company received conversion demands for the $6,602 principal balance and accrued interest of $226, the total common share equivalent is 15,173,156.

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

On June 15, 2011, the Company issued 12,227,560 shares of common stock to Noctua Fund Manager, LLC, as conversion of $209,397 of principal balance and accrued interest of this convertible note.  As a result of the early conversion request and subsequent decrease in the principal balance of the note, the discount accretion was accelerated and the Company recognized an expense of $147,654 at the date of share issuance.  On August 30, 2011 the Company received conversion demands for the balance due and accrued interest of $375, the total common share equivalent is 3,849,453, at that time the Company recorded the remaining discount accretion of $41,270.

The following summarizes stock purchase warrants at December 31, 2011:

Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2009	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding December 31, 2010	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	3,000,000.075
Outstanding December 31, 2011	3,000,000	$.075

The following summarizes the changes in warrants outstanding for the year ended December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
	Number	Weighted	Remaining		Weighted
	of	Average	Exercise Life	Number	Average	Expiration
	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date
Date of Grant
First quarter fiscal 2011	3,000,000	$.075	2.71	3,000,000	$.075	3/15/2014
Total at December 31, 2011	3,000,000	$.075	-	3,000,000	$.075

Notes Payable for the periods ended, consists of the following:

	December 31, 2011	December 31, 2010
5% Note payable due June 30, 2011	$45,881	$36,168
2% Note payable due March 14, 2012	274,000	-
Less: discounts	-
Less: payments	(316,281)	-
Total notes payable	3,600	-
Less: current portion	(3,600)	-
Long term portion	$-	$-

As of December 31, 2011, the Company had a note payable due to a related party with a remaining principal balance due of $3,600, this note is currently in default due to non-payment is classified as current liabilities on the balance sheet.

Note 12.  Leases

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

The Company’s rent expense for the year ended December 31, 2011 and 2010 was $831 and $0, respectively.

Note 13.   Common Stock

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

In August 2011, the Company received conversion notices related to convertible debt with principal balances totaling $72,148 and accrued interest of $601. The common share equivalent for the conversion demands is equal to 19,022,609 common shares.  The shares were issued in October 2011.

At December 31, 2011, 154,245,929 shares of common stock were issued and outstanding.

Note 14.   Preferred Stock

Pursuant to the reverse acquisition, the statement of stockholders equity is adjusted to reflect the preferred shareholders of the public entity (5,000,000 preferred shares) while establishing the equity of the parent Company.  The retained deficit of the parent Company is removed and reorganized to reflect only the history of the subsidiary.

At December 31, 2011, the Company was authorized to issue 25,000,000 shares of Preferred Stock, par value $.001, of which 5,000,000 shares have been issued and are currently outstanding.

The Series A Preferred shares are non-convertible and maintain a 250 for one voting preference such that a holder of the Series A Preferred shall be entitled to vote 250 shares for every one share of Series A Preferred held by such shareholder.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

(A) Evaluation of disclosure controls and procedures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In our original filing of this Form 10-K, our management did not include a firm conclusion regarding their belief that the disclosure controls and procedures were effective. At such time, management was of the belief that such disclosure controls and procedures were effective, however, considering such conclusion was not included in the original filing of this Form 10-K, for that reason and that reason alone, management believes that, as of December 31, 2011, the Company’s disclosure controls and procedures were ineffective. The Company plans to remedy this issue by completing their assessment of internal controls over financial reporting in a timely manner in their next 10-K for the year ending December 31, 2011 and including a firm conclusion as to such assessment.

(B) Management’s report on internal controls over financial reporting.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weakness listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2011, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Insufficient corporate governance policies.  Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(C) Changes in internal controls over financial reporting.

During the period covered by this report, there were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

Not Applicable.

[Remainder of Page Intentionally Left Blank]

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers.

The following table sets forth, as of the date of this report, name, age and other information of our current director and executive officers, as well as persons that were executive officers or directors at any time in 2011.

Officers and Directors

Name	Age	Position

Luis Leung	43	Principal Executive Officer, Principal Financial Officer, and Secretary
David Duncan (Resigned November 19, 2011)	41	Former Principal Executive Officer, Principal Financial Officer, and Secretary
Ford Sinclair	44	President

The backgrounds of our directors, executive officers and significant employees are as follows:

Luis Leung, Chief Executive Officer, Principal Financial Officer, Secretary, Director

Mr. Leung, 43, currently maintains an international software development company and Microsoft Partner, Advent Corporation, which he co-founded in 2001 and which has since become one of the largest Microsoft Great Plains implementation practices in Texas. Mr. Leung is and has been the CFO and Systems Architect of Alba Spectrum Corporation since March of 2004. Mr. Leung previously served in various executive officer and director capacities of Shrink Nanotechnologies, Inc., an entity affiliated with the Company and its control persons, between December 16, 2006 and March 29, 2009, at which time he resigned as director and from all other positions.  Mr. Leung also served as a director of PNG Ventures, Inc., a Delaware corporation, between May 2008 and December 7, 2008.  Between 1997 and 2001 Mr. Leung was a consultant to companies such as Hein & Associates, LLP, Houston, TX (Project Manager), and Grant Thronton, LLP as Consulting Manager where he facilitated various multi- country technology system implementations.  Prior to such time and between 1988 and 1997, Mr. Leung worked in various capacities, and ultimately as CIO and Comptroller, for Smar Enterprizes, a Brazilian based company, for which he helped establish US, European and Singapore operating divisions. Mr. Leung received a B.S. degree in Science from instituto Tecnologico Aerospacial, Brazil in 1987.

Prior to joining the Company, Mr. Leung provided IT and related services to the Company, specifically, installation and configuration of server infrastructure, implementation of Accounting Systems, transfer of accounting information to new servers and hosting services.

David Duncan, Former Chief Executive Officer, Principal Financial Officer, and Secretary

On April 4, 2011 the Company’s Board of Directors appointed Mr. David Duncan as the Company’s Chief Executive Officer and Secretary.  Mr. Duncan has experience with various companies over the years in business and new market development, operations, and finance for a variety of companies.  Specifically, Mr. Duncan was previously Executive Vice President Finance and Administration for Vivaro Corporation between May 2009 through July of  2010.  Between February of 2006 and May 2009, Mr. Duncan served in executive roles, including Chief Operating Officer, for Evident Technologies, Inc., a nanotechnology company specializing in the commercialization of quantum dot semiconductor nanocrystals.   Mr. Duncan does not currently beneficially own any Company securities. Mr. Duncan receives compensation only as a consultant to the Company pursuant to a month-to month consulting agreement with the Company, as discussed below and above.

Mr. Duncan resigned as Chief Operating Officer of Evident Technologies in May 2009.  Evident Technologies filed for bankruptcy in July 2009 pursuant to a pre-packaged plan and financing and re-emerged in December 2010.

Ford Sinclair, President

Mr. Sinclair is our President and has been since April of 2010. Mr. Sinclair is not a full time employee and has other outside commitments. Mr. Sinclair brings an impressive background of success to the Company, specializing in business development, mergers and acquisitions, and new market development for a variety of companies.  In 2000 through to 2004, Mr. Sinclair has been directly responsible for completing successful acquisitions of Global Golf Holdings. Since 2004, Mr. Sinclair has been the President and CEO for Banis Business Development Group, a management and consulting firm. Mr. Sinclair currently also serves as Director for Ice House Data Centers, Inc. Mr. Sinclair does not beneficially own any Company securities. Mr. Sinclair devotes approximately 10-20 hours per week to the Company’s business and management.

Audit Committee.

We do not have an audit committee. We do not have a financial expert serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct on December 31, 2007 authorizing the establishment of a committee to ensure that our disclosure controls and procedures remain effective. Our Code also defines the standard of conduct expected by our officers, directors and employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2011, the following Section 16 Reports were not filed timely:  a Form 3 with respect to Mr. Duncan was filed late, disclosing no share ownership or transactions, and a Form 3 relating to Mr. Leung has been filed late as well, disclosing ________ shares beneficially owned by him, and acquired prior to appointment.  Neither person engaged in any securities transactions.

[Remainder of Page Intentionally Left Blank]

Item 11.  Executive Compensation

The following table summarizes all of the annual compensation paid to all of the company’s named executive officers for the years ended December 31, 2011, 2010, 2009 and 2008:

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards $	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total (Shares)

Luis Leung(1)	2011	-0-(1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Principal Executive Officer (commencing November 19, 2011)

David Duncan(2)	2011	60,000(2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former Principal Financial and Executive
Officer (April 2011 and Resigning November 19, 2011)

Ford Sinclair.(3)	2011	-0-	-0-	12,250	-0-	-0-	-0-	$12,250	250,000
President	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mark L. Baum, Esq.(4)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former Chief Executive
Officer, Principal Financial	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Officer and Secretary
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Luis Leung was appointed November 19, 2011, after the resignation of Mr. Duncan. Mr. Leung does not yet have an ongoing compensation arrangement with the Company, but accrues $2,000 per month.

(2)	Mr. Duncan was appointed February 2011, and received month to month compensation of $13,000 through May 13, and thereafter, received payment of compensation of $60,000 and is due a total of $45,720.

(3)

On April 1, 2010, Mr. Ford Sinclair was appointed as our Chief Executive Officer, Secretary, Treasurer and sole Director, and, at such time, was principal financial and principal executive officer of the Company. Mr. Sinclair received 250,000 shares in June 2011 as compensation for services from April 1, 2011 through June 2011. The presumed value of these shares was $12,250.  Mr. Sinclair was the only board member at the time of this issuance.

(4)	Mr. Mark L. Baum, Esq. held the positions of Chief Executive Officer, Secretary, Treasurer and sole Director from July 7, 2007 until his resignation on April 1, 2010.

(5)	Mr. Michael West held the positions of President and Chief Executive Officer January 1, 2006 until his resignation on October 2, 2006.

Option Exercise In Last Fiscal Year And Fiscal Year End Option Values

Our executive officers were not issued any options which could have been exercised during the fiscal years ended December 31, 2011 or 2010.

Duncan Consulting Agreement

On February 15, 2011, the Company entered into a Consulting Agreement with David Duncan. The Duncan Consulting Agreement retains Mr. David Duncan as a consultant through May 19, 2011, with compensation of $6,000 for the first month ended March 17, 2011, and $13,000 for each month ended April 17 and May 18, 2011, respectively.  Mr. Duncan’s services to be completed during the term of the engagement include, among other things, completion of a website, preparation and refinement of the Company’s solar and semiconductor business plan and investor presentations, and assistance in retention of executive management and strategic investors.

Luis Leung Compensation Agreement

Mr. Luis Leung was appointed November 19, 2011, after the resignation of Mr. Duncan.  Mr. Leung does not yet have an ongoing compensation arrangement with the Company, but accrues $2,000 per month.

Directors' Compensation

Our directors have not received any compensation for the year ended December 31, 2011.  All Directors during the fiscal year ended December 31, 2010 have been listed in the Executive Compensation table above. All directors may receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings.

Compensation Committee

We have not formed an independent compensation committee.

[Remainder of Page Intentionally Left Blank]

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of April 13, 2012 by: (i) each person who, to the Company’s knowledge, owns more than 5% of its common stock; (ii) each of the Company’s named executive officers and directors; and (iii) all of the Company’s named executive officers and directors as a group.  Beneficial ownership is determined in accordance with the rules and regulations of the Commission.  If a stockholder holds options or other securities that are exercisable or otherwise convertible into our common stock within 60 days of April 13, 2012, we treat the common stock underlying those securities as owned by that stockholder, and as outstanding shares when we calculate that stockholder’s percentage ownership of our common stock. However, we do not consider that common stock to be outstanding when we calculate the percentage ownership of any other stockholder.  Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common stock and the address is c/o BlackBox Semiconductor, Inc. 1462 Erie Blvd, Schenectady, New York, 12305. As of April 24, 2012, the Company had a total of 154.245.929 shares of Common Stock issued and outstanding.

Name and Address of Owner	Shares	%
Directors and Officers
Luis Leung	-	0.00%
Ford Sinclair	250,000	*
David Duncan (resigned Nov. 19, 2011)	-	*
Total of Directors and Officers as a Group	250,000	*
5% Security Holders
Income Opportunity Capital, LLC (3)	12,227,560	7.93%
Manuel Suqilindo (4)	80,000,000 (5)	51.86%
Shrink Nanotechnologies, Inc. (6)	27,030,000	17.52%
Total (includes 5% holders)	138,530,169	89.81%

*Under 1%

(1)

In computing the outstanding shares of common stock, the Company has excluded all shares of Common Stock subject to options, warrants or other securities that are not currently exercisable or convertible within 60 days and are therefore not deemed to be outstanding and beneficially owned by the person holding the options, warrants or other securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  For each beneficial owner above, any options, warrants or other derivative securities, exercisable or convertible within 60 days have been included in the number of shares above and in the numerator denominator for such person.

(2)	The address for Luis Leung and Ford Sinclair is, c/o the Company at 1462 Erie Boulevard Schenectady, New York 12305.
(3)

The address for Income Opportunity Capital LLC is 1250 Prospect St. #101, La Jolla, CA 92037, and the managing member of this entity is William Malloy. Mr. William Malloy is deemed the beneficial owner of all shares held by Income Opportunity Capital, LLC.

(4)

Indicates shares held by Rum Punch Partners, Ltd., a Texas corporation, which is a fund controlled by its general partner Mango Bay Management, LLC and managed by Mr. Manuel Suqilindo its manager, and a beneficial onwer of Mango Bay Management, LLC.  Mr. Suqilanda is a limited partner of RP Partners and disclaims the majority of its beneficial and economic ownership of RP Fund. The address for Mr. Suqilinda, MB Management and RP Partners is: c/o Mango Bay Management, LLC, Avenida Republica Del Salvador, N35-82, Portugal, EDF Twin Towers Pico 8.,

(5)

Includes 80,000,000 shares of common stock.  Does not include (i) 5,000,000 shares of non-convertible Series A Preferred Stock which controls the Company and its board as a result of the ability to vote on a 250 for 1 basis with the common stock holders of the Company and to veto certain actions of the Board.  Manuel Suqilinda and MB Management disclaims all beneficial ownership of shares of the Company held by Shrink.

(6)

Includes 27,030,000 Exchange Shares issued to Shrink pursuant to the BlackBox Acquisition on June 3, 2011.  The address for Shrink is 4100 Calit2 Building, Irvine, California 92697-2800. MB Management disclaims beneficial ownership of shares held by Shrink. Noctua Fund is managed by NFM.

(7)	Currently, only 154,245,929 shares are outstanding. The above listed amount presumes conversion of all notes owned by 5% security holders and others in the totals.

Changes of Control and Certain Conflicts of Interest

As a result of the ownership and control by MB Partners and its control persons of over 68% of the voting stock of the Company, in addition to the 5,000,000 shares of Series A Preferred Stock which votes on a 250 – for- 1 basis with the common stock and caries veto and consent rights, such persons have the ability to control all aspects of our business and operations, as well as the right to veto actions taken by the board or other shareholders.  As a result, and among other things, MB Partners may add or remove officers unilaterally, amend our certificate of incorporation from time to time, change our capitalization, cause the Company to purchase, acquire, or encumber assets from time to time, or to make and receive loans or equity investments and, to take any and all other actions that are in their best interest without regard for other shareholders, and without any notice to, or consent of, members of the board of directors, the Company itself, or any other shareholders.

MB Partners may also cause the Company to make loans or accept loans from time to time, and, as a result of indebtedness owed to them, may foreclose on assets of the Company or its business. See “Item 13. Certain Relationships and Related Transactions and Director Independence.” below for additional information relating to conflicts of interest.

MB Partners may also sell, transfer or assign any of their shares, their “super voting” Series A Preferred Stock, or dilutive NFM Note or Secured NFM Note, without any consent of the Company, its board or any other shareholders.  Any of the foregoing actions could cause immediate and substantial dilution, and/or a change of control of the Company.

MB Partners and its management are also affiliates of Shrink, as well as other entities that we may do business with from time to time.  We do not have any form of shareholder voting agreement or voting trust with respect to any securities owned by RP Partners by its general partner MB Partners or its management which has absolute control over securities held by it.  Accordingly, such persons can also effect a change of control without notice to or consent from the Company, its shareholders and management.

As a result of the foregoing control, MB Partners has inherent conflicts of interest in that it has acquired its securities at a low price and can exert control the Company. Persons should not consider an investment in the Company unless they are willing to entrust full control of our operations over to NFM and its management.

Item 13.

Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

Shrink was, at all relevant times through April 5, 2012, an entity that is indirectly controlled by and affiliated with, Messrs. Mark L. Baum and James Panther.  After such time, beneficial interests in securities or convertible debt of the Company and Shrink where acquired from NFM and its affiliates by an entity indirectly controlled by Mr. Panther and unaffiliated with Mr. Baum.  All notes and securities were subsequently sold and assigned to AF Fund and MB Management, respectively.

In addition, Mr. Leung has worked for other entities affiliated with, or controlled by such persons.  NFM owns 68% of our common stock, in addition to all 5,000,000 shares of series A Preferred Stock that vote on a 250 for 1 basis with our common stock.  NFM therefore has full control over the Company and its management (See Certificate of Designation- Series A Preferred Stock” and preceding sub sections relating to indebtedness to NFM above commencing page 20, “Risk Factors”, above, Security Ownership of Certain beneficial Owners and Management” and “Changes of Control” below.   Accordingly, all consents and approvals on the part of Shrink and the Company were approved by, and negotiated by, disinterested members of the board of directors of Shrink.

The Company has entered into a number of transactions with NFM and its affiliates with respect to its debt restructuring, as well as the BlackBox Acquisition, all of which have a value that exceeds $120,000.  See also, the subsection titled “Related Parties” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”, above.  The following is a brief list and description of transactions with related persons:

BlackBox Related Party Transaction

As consideration for the acquisition of BlackBox, we (i) originally agreed to pay $75,000 in cash within 60 days of the Closing Date, which payment due date was subsequently extended to December 31, 2011, and (ii) issued an aggregate of 27,030,000 shares of our common stock, par value $0.001 per share to Shrink (the “Exchange Shares”), or, approximately 19% of our outstanding stock as of the date immediately after the Closing Date.  In exchange therefore, we received (i) all of the shares of BlackBox resulting in BlackBox becoming our wholly owned subsidiary, and (ii) 14,000,000 shares of the common stock, par value $0.001 per share, of Shrink (the “Shrink Consideration Shares”).   The $75,000 payment due in December has since been reduced to $12,500 and paid in full and discharged in October 2011.

Modification of Existing 2010 Secured Note

Effective as of January 31, 2011, the Company entered into a Loan Modification with NFM, a predecessor to Alpha Finanz, Ltd.  Pursuant to the Loan Modification, the Company amended and replaced the previously existing 5% Secured Convertible Promissory Note Series 04012010-A1 (the “Original Secured NFM Note”) issued to NFM on April 1, 2010, in the principal amount of $38,168.38, with a new note, in the principal amount of $45,881.00 due on March 31, 2011 (as amended, the “2010 Secured Note”).  The Loan Modification reflects additional principal and certain other accommodations of NFM so as to reflect, specifically:

•

an additional $7,000 loan disbursement made on January 11, 2011 and interest since April 1, 2010 as capitalized onto principal on the  2010 Secured Note,

•

an extended due date of March 31, 2011 for the entire amount due under the 2010 Secured Note, and

•

a fixed conversion price of $0.00045 per share for all outstanding principal and interest, which price only adjusts for corporate events such as stock splits, combinations or similar events.

As of the issuance date, the 2010 Secured Note was originally convertible into 101,957,760 shares of the Company’s Common Stock. No other material changes have been made to the 2010 Secured Note.  On March 22, 2011, and as part of an agreement to reduce the Company’s debt, NFM agreed to convert $36,000 of principal and interest under the Secured NFM Note, into 80,000,000 shares of the Company’s restricted common stock, and in October, the Company issued 15,173,156 common shares for payment of principal balance totaling $6,602 and accrued interest of $226,  leaving approximately $3,780 of principal and interest outstanding as of December 31, 2011 that are convertible into 8,400,000 shares. See the “Liquidity and Debt Restructurings in 2011” subsection of  “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”, above for more information on this transaction.

The 2010 Secured Note and Unsecured Note were subsequently acquired in April of 2012, by an entity indirectly controlled by Mr. panther, which subsequently sold the same to AF Finanz, which, based on information provided to the Company and otherwise than as related to the shares underlying the note, is not an affiliate of the Company, Shrink, Mr. Baum or Mr. Panter.

Settlement of Outstanding Debt; Issuance of Unsecured NFM Note

As of March 15, 2011, the Company settled outstanding debt with NFM and issued to NFM, an unsecured convertible note in the principal amount of $274,000 and accruing interest at 2% per year, in order to settle and accrue $274,000 of past due account payables owed to NFM. The Unsecured NFM Note was to become due in March of 2012, but was converted early in accordance with its terms, in exchange for 16,000,000 common shares upon conversion of the Unsecured NFM Note and also issued 77,013 shares in exchange for $1,319 of interest thereon. See the “Liquidity and Debt Restructurings in 2011” subsection of  “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”, above for more information on this transaction.

Item 14.

Principal Accounting Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $12,500 for fiscal year ended 2011 and $8,000 for fiscal year ended 2010.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $-0- for fiscal years ended 2011 and 2010.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $-0- for fiscal year ended 2011 and consisted of tax compliance services and $-0- for fiscal year ended 2010 and consisted of tax compliance services.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

Our audit committee which consists of our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

Item 15.

Exhibits.

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

10.8	BlackBox Semiconductor, Inc. 2011 Stock Incentive Plan, adopted June 13, 2011. (Incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K, Date of Event June 3, 2011).
10.9

License Agreement between Shrink Nanotechnologies, Inc., BlackBox Semiconductor, Inc., and the University of Chicago, dated as of November 30, 2011. (Incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K, Date of Event June 3, 2011).

14.1	Code of Ethics. (Attached as an exhibit to our Form 10-KSB filed with the SEC on October 14, 2008 and incorporated herein by reference).
21	Subsidiaries
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 18, 2012, by the undersigned, thereunto duly authorized.

BLACKBOX SEMICONDUCTOR, INC. /s/ Luis Leung By: Luis Leung Its: Chief Executive Officer and Principal Accounting Officer