Form 10-Q
period 2012-03-31
BLACKBOX SEMICONDUCTOR, INC.
filed 2012-05-21
CIK 1419577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer       .         Accelerated filer       .             Non-accelerated filer       .          Smaller reporting company   X .

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes       .  No   X .

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter:  $370,279.

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

i

TABLE OF CONTENTS

Page

Forward Looking Statements	i
Use of Terms	i

PART I - FINANCIAL INFORMATION	1

Item 1. - Financial Statements	1
Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	1
Consolidated Statements of Operations and Other Comprehensive Income for the Three Months and Nine Months Ended March 31, 2012 and October 28, 2010 (date of inception) through December 31, 2011 (unaudited)	2
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and October 28, 2010 (date of inception) through December 31, 2011 (unaudited)	3
Notes to Unaudited Consolidated Financial Statements	4

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	17

Item 4 - Controls and Procedures	17

PART II - OTHER INFORMATION	19

Item 1 - Legal Proceedings	19

Item 1A – Risk Factors	19

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3 - Defaults Upon Senior Securities	19

Item 4 - Submission of Matters to a Vote of Security Holders	19

Item 5 - Other Information	19

Item 6 - Exhibits	20

ii

PART I

Item 1.

Financial Statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31	December 31,
	2011	2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$27,877	$40,392
Deposits and prepaid expenses	1,250	1,250
Total Current Assets	29,127	41,642

Securities available for sale	40,950	36,400
Intangible assets, net	-	44,853
TOTAL ASSETS	$70,077	$122,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$93,744	$87,744
Due to Shrink Nanotechnologies, Inc.	(1)	-
Due to related parties - related party	56,000	56,000
Other payables	190,000	190,000
Accrued interest	315	180
Convertible notes payable, default - related party	3,600	3,600
Total Current Liabilities	343,658	337,524

TOTAL LIABILITIES	343,658	337,524

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value; 25,000,000 shares authorized; 5,000,000 and 0 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	5,000	5,000
Common stock, $.001 par value; 1,000,000,000 shares authorized; 135,223,320 and 27,030,000 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	154,246	154,246
Additional paid-in capital	671,137	671,136
Other comprehensive loss	(733,863)	(693,560)
Accumulated deficit	(370,101)	(351,451)
Total stockholders' equity (deficiency)	(273,581)	(214,629)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$70,077	$122,895

The accompanying notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	March 31,	March 31,
	2012	2011
	(Unaudited)
Revenue	$-	$-

Professional fees	11,500	5,000
General and administrative	7,285	43,016
Amortization	-	-
Total operating expenses	(18,785)	(48,016)

Other income (expense):
Gain on debt settlement	-	(45,881)
Interest expense	135	(12,379)
Total other income (expense)	135	(58,260)

Loss from continuing operations	(18,650)	(106,276)
Provision for income taxes	-	-

Net loss	$(18,650)	$(106,276)

Net loss per common share-basic and diluted	$(0.00)	$(0.18)

Weighted average common shares outstanding	154,245,929	596,459

Other comprehensive income:
Asset Writedown	(44,853)	-
Securities available for sale fair value adjustment	4,550	-

Comprehensive loss	$(14,100)	$(106,276)

The accompanying unaudited notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

				From
	For the three months			October 28, 2010
	ended			(date of inception)
	March 31,		March 31,	through
	2012		2011	March 31, 2012
NET CASH FROM OPERATING ACTIVITIES:
Net loss	$(18,650)		$(106,276)	$(370,101)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Gain (Loss) on debt settlement	-		45,881	(62,500)
Debt discount accretion	-		11,417	216,917
Non-cash share based payments	-		-	12,250
Amortization	-		-	5,672
Changes in assets and liabilities, net of effects from acquisitions
Increase in deposits and prepaid expenses	-		-	(1,250)
Increase in accounts payable and accrued expenses	6,135		29,978	71,811
Increase in due to Shrink Nanotechnologies, Inc.	-		19,000	42,231
Net cash provided (used) by operating activities	(12,515)		-	(84,970)
NET CASH FROM INVESTING ACTIVITIES:
Cash paid for share exchange	-		-	(12,500)
Cash purchased at acquisition	-		-	24,252
Purchase of intangible assets	-		-	(50,524)
Net cash provided (used) by investing activities	-		-	(38,772)

NET CASH FROM FINANCING ACTIVITIES:
Cash advances PPM	-		-	150,000
Proceeds from subsidiary prior to merger	-		-	619
Proceeds from issuance of common stock	-		-	1,000
Net cash provided by financing activities	-		-	151,619

Net increase in cash and cash equivalents	(12,515)		-	27,877
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	40,392		-	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$27,877		$-	$27,877
Interest expense	$-		$-	$-
Income taxes	$-		$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Settlement of debt	$-		$-	$62,500
Stock to be issued for conversion of debt	$-		$-	$72,696
Stock issued for conversion of debt	$-		$-	$209,397
Liabilities assumed through share exchange	$-		$-	$423,940
Non-cash assets assumed through share exchange	$-		$-	$729,960
Issuance of stock for payment of debt acquired	$-	$		$20,000
The accompanying notes are an integral part of these financial statements.

BLACKBOX SEMICONDUCTOR, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2012

(Unaudited)

NOTE 1.  ORGANIZATION

BlackBox Semiconductor, Inc. (“the Company,” “we,” or “us”) was incorporated in the state of Delaware on October 28, 2010.  We were a wholly owned subsidiary of Shrink Nanotechnologies, Inc.  On June 3, 2011, Shrink Nanotechnologies, Inc. finalized an agreement to spin off its ownership of the Company.

NOTE 2.  CHANGE IN STRATEGY

We have deployed capital resources to study the Intellectual Property landscape relating to the use and application of nanoscale liquid semiconductor technology.  Based on this research we have determined that our best path forward is to pursue an aggressive licensing strategy regarding the use of alternative chemistries and applications relating to the preparation and use of liquid nanoscale semiconductor technology. Pursuant to this strategy, we no longer plan to build research facilities and manufacture a product. Instead we plan to exploit our knowledge of the IP space relating to this technology to identify and patent new applications and chemistries relating to general liquid and printable semiconductor technology. Furthermore we plan to rapidly scale the size of our patent portfolio in order to facilitate licenses to interested parties in the semiconductor space.  We have identified methods and partners that will significantly accelerate this process at modest costs. We currently do not have adequate capital to meet our continuing requirements of the University Chicago License and hence we have been given notice that our license has been terminated. However based on our study of the intellectual property landscape we believe that the company would be better served applying its resources to the development of new intellectual property in the general area of liquid semiconductor technology.

We have recently begun to follow through on this strategy in filing our first application based provisional patent relating to the use of semiconductor chemistry to address applications in the display and LED space. We have also identified several other application areas in which we plan to aggressively file provisional patents.

NOTE 3.  GOING CONCERN

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

NOTE 4.  SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash.  The Company places its cash with financial institutions deemed by management to be of high credit quality.  The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner.  In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 to December 31, 2012.  At March 31, 2012, there were no uninsured deposits.

Securities Available for Sales and Other Comprehensive Income

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

The balance of $40,950 in securities available for sale on the Balance Sheet reflects a $4,550 mark to market increase adjustment in relation to the December 31 2011 balance of $36,400.

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

Accounts Payable

Accounts payable consisted of the following at:

	March 31,	December 31,
	2012	2011
Accounts payable	$93,744	$87,744
Accrued payroll	-	-
Total	$93,744	$93,744

Concentration of Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash.  The Company places its cash with financial institutions deemed by management to be of high credit quality.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

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

The following is a condensed balance sheet disclosing the fair values of the BlackBox Business assets and liabilities acquired.

Total assets	$70,077
Total liabilities	$343,658
Total stockholders’ deficiency	(273,581)
Total liabilities and stockholders’ deficit	$70,077

	For the year ended	For the year ended
	December 31, 2011	December 31, 2010

Net Loss	$(336,665)	$(153,508)
Earnings per share	$(0.00)	$(0.00)

NOTE 7.

INTANGIBLE ASSET WRITEDOWN

The Company entered into an exclusive agreement with the University of Chicago on November 30, 2010 wherein the Company licensed the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites and future patent applications filed by the University of Chicago based on certain other patentable technologies described in the Chicago License.  This intangible asset had a book value of $ 44,853 as of December 31, 2011.  The Company does not have adequate capital to meet continuing requirements of the University Chicago License and hence we have been given notice that our license has been terminated. However based on our study of the intellectual property landscape we believe that the company would be better served applying its resources to the development of new intellectual property in the general area of liquid semiconductor technology. As a result, the Company wrote down the full book value of this intangible asset.

NOTE 8.  DUE TO RELATED PARTY

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

NOTE 9.

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

NOTE 10.

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

The following summarizes stock purchase warrants at March 31, 2012:

Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2009	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding December 31, 2010	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	3,000,000.075
Outstanding December 31, 2011	3,000,000	$.075
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding March 31, 2012	3,000,000	$.075

As of March 31, 2012, the Company had a note payable due to a related party with a remaining principal balance due of $3,600, this note is currently in default due to non-payment is classified as current liabilities on the balance sheet.

NOTE 11.

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

NOTE 12.     COMMON STOCK

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

At March 31, 2012, 154,245,929 shares of common stock were issued and outstanding.

NOTE 13.   PREFERRED STOCK

Pursuant to the reverse acquisition, the statement of stockholders equity is adjusted to reflect the preferred shareholders of the public entity (5,000,000 preferred shares) while establishing the equity of the parent Company.  The retained deficit of the parent Company is removed and reorganized to reflect only the history of the subsidiary.

At March 31, 2012, the Company was authorized to issue 25,000,000 shares of Preferred Stock, par value $.001, of which 5,000,000 shares have been issued and are currently outstanding.

The Series A Preferred shares are non-convertible and maintain a 250 for one voting preference such that a holder of the Series A Preferred shall be entitled to vote 250 shares for every one share of Series A Preferred held by such shareholder.

NOTE 14.   SUBSEQUENT EVENTS

In April 5, 2012, Devkom International Investment Series V, LLC acquired all of the interest in the notes, common stock, and preferred stock from BCGU and Baum. Devkom International Investment Series V is a member of BCGU, LLC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Plan of Operations.

This discussion and analysis in this Quarterly Report on Form 10-Q (the “Report” or “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The Report should be read in conjunction with the accompanying Financial Statements and related notes and the Risk Factors contained herein as well as business section. You can reference additional specific risks relating to the Company and disclosure set forth in this report as provided in the “Forward Looking Statements” section in the forepart to this Report and in the “Risk Factors” section in our Annual Report on Form 10-K as supplemented in this Report.

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

Related Parties

At the time of the Shrink Acquisition, Shrink and the Company were both controlled by James B Panther, II and Mark L. Baum, by virtue of their ownership and control of Noctua Fund Manager, LLC and the Noctua Fund, LP (NFM).  Accordingly, as a result of the inherent conflicts of interest, the BlackBox Acquisition was approved by independent and disinterested directors of Shrink and of the Company.  Subsequently, in April of 2012, all of the interests held by NFM and Noctua Fund were assigned to an entity controlled by James B Panther, II.  All equity interests in Shrink and the Company  were subsequently transferred by Mr. Panther to Rum Punch Partners, Ltd., a Texas limited liability company which is owned by Mango Bay Partners, LLC (MB Partners), which is in turn controlled by an investor group managed by Manuel Suqilindo.  All debt instruments, including the 2010 Secured Note and Unsecured Note were assigned by Mr. Panther to a separate purchaser, Alpha Finance, Ltd.  Based on information provided to the Company by such persons, Alpha Finanze, Ltd. and Manuel Suqilinda are unaffiliated with Messers Panther or Baum.  As a result of the completion of the BlackBox Acquisition, the assets, operations and business of BlackBox has become our primary and only material business, operations and assets.

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

Change in Strategy

We have deployed capital resources to study the Intellectual Property landscape relating to the use and application of nanoscale liquid semiconductor technology.  Based on this research we have determined that our best path forward is to pursue an aggressive licensing strategy regarding the use of alternative chemistries and applications relating to the preparation and use of liquid nanoscale semiconductor technology. Pursuant to this strategy, we no longer plan to build research facilities and manufacture a product. Instead we plan to exploit our knowledge of the IP space relating to this technology to identify and patent new applications and chemistries relating to general liquid and printable semiconductor technology. Furthermore we plan to rapidly scale the size of our patent portfolio in order to facilitate licenses to interested parties in the semiconductor space.  We have identified methods and partners that will significantly accelerate this process at modest costs. We currently do not have adequate capital to meet our continuing requirements of the University Chicago License and hence we have been given notice that our license has been terminated. However based on our study of the intellectual property landscape we believe that the company would be better served applying its resources to the development of new intellectual property in the general area of liquid semiconductor technology.

We have recently begun to follow through on this strategy in filing our first application based provisional patent relating to the use of semiconductor chemistry to address applications in the display and LED space. We have also identified several other application areas in which we plan to aggressively file provisional patents.

Liquidity and Debt Restructurings in 2011

Settlement of Outstanding Debt Owed to Noctua Fund Manager; Issuance of Unsecured Note

As of  March 15, 2011, the Company entered into a Letter Agreement with Noctua Fund Manager, LLC, (“NFM”) a a creditor and affiliate of a principal shareholder of the Company and of Shrink at the time of the transaction, (the “NFM Letter Agreement”), pursuant to which the Company issued to NFM an unsecured convertible note in the principal amount of $274,000 and accruing interest at 2% per year, in order to settle and accrue $274,000 (the “Unsecured Note”). The Unsecured Note reflected amounts owed to NFM for past due account payables owed to NFM in connection with operational expenses, including working capital, and administrative services rendered. This 2% $274,000 note was, on April 5, 2012, assigned to an entity controlled by Mr. James B. Panther, II, and, subsequently sold for value to Alpha Firenze, Ltd., a German company.    The Unsecured  Note became due March 14, 2012, accrues interest at 2% per year with a default rate of 3%, and principal and interest on the Unsecured Note is convertible at a fixed price of $0.017125  per share into 16,000,000 shares as of the effective date.  The Unsecured Note automatically converts by its terms in the event and to the extent that the note is assigned to anyone absent consent of the Company.  In October 2011, the Company issued 16,000,000 common shares upon conversion of the Unsecured Note (which, at that time was owned by NFM) and also issued 77,013 shares in exchange for $1,319 of interest thereon. The foregoing Unsecured Note, the 2010 Secured Note (see below) were assigned to Mr. Panther, II, and subsequently sold to Alpha Firenze, LLC (the “AF Fund”) in April of 2012.

There no amounts due under this agreement since December of 2011.

Modification of Existing 2010 Secured Note

Effective as of January 31, 2011, the Company entered into a Loan Modification Letter (the “Loan Modification”) with NFM.  Pursuant to the Loan Modification, the Company amended and replaced the previously existing 5% Secured Convertible Promissory Note Series 04012010-A1 (the “Original Secured Note”) issued to NFM on April 1, 2010, in the principal amount of $38,168.38, with a new note, in the principal amount of $45,881.00 due on March 31, 2011 (as amended.    This amended secured note was subsequently assigned to an entity of James B Panther, II  in April of 2012 (the “2010 Secured Note”) which subsequently assigned it to the AF Fund.  The Loan Modification reflects additional principal and certain other accommodations of the note holder so as to reflect, specifically:

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

As of the issuance date, the 2010 Secured Note was convertible into 101,957,760 shares of the Company’s Common Stock. No other material changes have been made to the 2010 Secured Note.  On March 22, 2011, and as part of an agreement to reduce the Company’s debt, $36,000 of principal and interest under the 2010 Secured Note (then owned by NFM), into 80,000,000 shares of the Company’s restricted common stock, and in October, the Company issued 15,173,156 common shares for payment of principal balance totaling $6,602 and accrued interest of $226,  leaving approximately $3,780 of principal and interest outstanding as of December 31, 2011 which are convertible into 8,400,000 shares.

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

•

All Series A Preferred stock has been assigned by NFM to RP Partners, which is controlled by MB Management.

Consulting Agreement With David Duncan

Effective as of February 15, 2011, the Company entered into a Consulting Agreement with David Duncan (the “Duncan Consulting Agreement”).  The Duncan Consulting Agreement retained Mr. David Duncan as a consultant through May 19, 2011, with compensation of $6,000 for the first month ended March 17, 2011, and $13,000 for each month ended April 17 and May 18, 2011, respectively.  Between May 2011 and his resignation on November 19, 2011, Mr. Duncan was compensated in accordance with a modification to his compensation agreement and paid $60,000.  The amount of  $45,720 allegedly owed to Mr. Duncan is in dispute.

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

In addition, in April of 2012, all of the debt and equity securities of NFM and Noctua Fund of both the Company and of Shrink, were assigned by NFM, an entity jointly controlled by Messers Baum and Panther, to Devcom, LLC, an entity controlled by James B. Panther, II, and subsequently assigned to RP Partners, which is managed by an entity exclusively owned and controlled by Manuel Suqilinda. Based on information provided to the Company by such persons, Mr. Suqilinda and RP Partners are not affiliated with James B Panther, II or with the AF Fund.

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

Results of Operations for the Three Months Ended March 31, 2012 and the Three Months Ended March 31, 2011

Revenue

The Company, including its subsidiaries, has not had any revenues in 2011 or 2010, or during the 3 months ended March 31, 2012, as it is a development stage company.

Operating Expenses

BlackBox had total operating expenses of $18,785 for the three months ended March 31, 2012 as compared to $48,016 from the same period in 2011.

General and Administrative Expenses

Our general and administration expenses decreased to $7,285 for the three months ended March 31, 2012 as compared to $43,016 for the same period in 2011.   This decrease was mainly due to the Company decreasing its expenses in conjunction with its decreased activities.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisition.  Our costs for professional fees increased to $11,500 for the three months ended March 31, 2012, as compared to $5,000 for the same period in 2011.  The change was due to an increase in legal costs and accounting fees.

Interest Expense. Interest expense decreased to $135 for the three months ended March 31, 2012 as compared to $12,379 for the same period in 2011.

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

Net Loss

For the three months ended March 31, 2012, we had a net loss of $18,650, as compared to $106,276 for the same period in 2011. Management attributes the decrease in net loss due to a decrease in operational and research activities.

We anticipate continued losses relating to investment into our development activities relating to BlackBox, and to our capital raising activities.  We intend to fund our technology development activities, through potential government grants, partnerships and arrangements with universities and equity and debt financings.

Liquidity and Capital Resources

Our cash on hand at March 31, 2012, and December 31, 2011, was $27,877 and $40,392, respectively.  The decrease in cash is primarily attributable to operational costs incurred during the three months ending March 31, 2012.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below).

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

Cash Flow (All amounts in U.S. dollars)	The Three Months Ended March 31
	2012	2011
Net cash provided (used) in operating activities	$(12,515)	$-
Net cash provided (used ) by investing activities	-	-
Net cash provided by financing activities	-	-

Net Increase in Cash and Cash Equivalents	(12,515)	-
Cash and Cash Equivalent at Beginning of the Year	40,392	-
Cash and Cash Equivalent at End of the Year	$27,877	$-

Operating Activities

Net cash used in operating activities was $12,515 for the three months ended March 31, 2012, as compared to $0 provided in operating activities during the same period in 2011. The change in net cash used in operating activities was mainly due to legal and accounting expenses.

Investing Activities

Net cash provided in investing activities for the three months ended March 31, 2012 and the same period in 2011 was $0.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 and the same period in 2011 was $0.  Management will look toward raising further capital through financing activities during the fiscal year ended 2012.

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

Not applicable.

ITEM 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures are not effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management has not assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 as set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Due to the December 2011 change in management, as well as other factors, it is assumed that our internal controls over financial reporting are not effective at the reasonable assurance level based on those criteria, due to the following weakness described below.

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

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting.   The Company intends on further staffing and adapting this committee if and as new qualified board members with accounting experience or knowledge are appointed from time to time.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 21, 2012, by the undersigned, thereunto duly authorized.

BLACKBOX SEMICONDUCTOR, INC. /s/ Luis Leung By: Luis Leung Its: Chief Executive Officer and Principal Accounting Officer