Form 10-Q
period 2012-06-30
BLACKBOX SEMICONDUCTOR, INC.
filed 2012-08-17
CIK 1419577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were a total of 154,245,929 common shares outstanding, $0.001 par value, as of August 1, 2012

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes      . No   X  .

PART I

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this

Quarterly Report on Form 10-Q should be read in conjunction with the accompanying Financial Statements and related notes contained herein. This report contains forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We do not have any material revenues or source of income as we have been focusing on developing and seeking commercial avenues for our core technologies and, without limitation, statements regarding our plans, goals, strategies, intent, beliefs or current expectations with respect to our recently acquired business, as well as our plans to wind down our existing internet-based business.  These statements are expressed in good faith and based upon what we believe are reasonable assumptions.  There can be no assurance that these expectations will be achieved or accomplished.  You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology.  We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Form 10-K dated December 31, 2011 for the fiscal year ended December 31, 2011 and in our subsequent filings with the Securities and Exchange Commission.

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN THIS “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Some specific factors and statements that are forward looking statements and necessarily subject to uncertainties include, without limitation: the success of our BlackBox business or our new licensing strategy in the liquid semiconductor space, our need for money and ability to raise capital and ability to monetize consideration received in the transaction; the virtual inability of smaller issuers like us to raise capital in a small offering; items contemplating or making assumptions about the progress of our research and development activities; our ability to raise the necessary capital in order to sustain our operations; our ability to further acquire, hold and defend our intellectual property; changes in the industry and new competing technologies that arise; the development, commercialization and market acceptance of our recently acquired liquid semiconductor technologies and other related technologies; the cost to complete the development and commercialization of these technologies; and the presumed size and growth of our targeted markets, all of which constitute forward-looking statements.

These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report. Additional risks not described above, or unknown to us, may also adversely affect the Company or its results.  Readers should reference our “Risk Factors” section in our previously filed Form 10-K as stated herein.

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

TABLE OF CONTENTS

Page

Forward Looking Statements	2

Use of Terms	3

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements	5

Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	5

Consolidated Statements of Operations and Other Comprehensive Income for the Three Months and Six Months Ended June 30, 2012 and October 28, 2010 (date of inception) through June 30, 2012 (unaudited)	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and October 28, 2010 (date of inception) through June 30, 2012 (unaudited)	7

Notes to Unaudited Consolidated Financial Statements	8

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	23

Item 4 - Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	25

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3 - Defaults Upon Senior Securities	25

Item 4 - Submission of Matters to a Vote of Security Holders	25

Item 5 - Other Information	25

Item 6 - Exhibits	26

PART I

Item 1.

Financial Statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,897	$40,392
Deposits and prepaid expenses	1,250	1,250
Total Current Assets	17,147	41,642

Securities available for sale	42,770	36,400
Intangible assets, net	-	44,853
TOTAL ASSETS	$59,917	$122,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$100,014	$87,744
Due to related parties - related party	56,000	56,000
Other payables	190,000	190,000
Accrued interest	450	180
Convertible notes payable, default - related party	3,600	3,600
Total Current Liabilities	350,064	337,524

TOTAL LIABILITIES	350,064	337,524

Commitments and Contingencies (See Note __)

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value; 25,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively

	5,000	5,000
Common stock, $.001 par value; 1,000,000,000 shares authorized; 154,245,929 and 154,245,929 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively

	154,246	154,246
Additional paid-in capital	671,136	671,136
Other comprehensive loss	(732,043)	(693,560)
Accumulated deficit	(388,486)	(351,451)
Total stockholders' deficiency	(290,147)	(214,629)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$59,917	$122,895

The accompanying notes are an integral part of these unaudited financial statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					From
					October 28,
					2010 (date
	For the three months ended		For the six months ended		of inception)
	June 30,		June 30,		through
	2012	2011	2012	2011	June 30, 2012
Revenue	$-	$-	$-	$-	$-

Professional fees	9,500	28,875	21,000	29,175	92,550
General and administrative	8,480	38,925	15,765	40,194	134,942
Amortization	-	1,315	-	2,612	5,672
Total operating expenses	(17,980)	(69,115)	(36,765)	(71,981)	(233,164)

Other income (expense):
Gain on debt settlement	-	-	-	-	62,500
Interest expense	(405)	(170,693)	(270)	(170,693)	(217,822)
Total other income (expense)	(405)	(170,693)	(270)	(170,693)	(155,322)

Loss from continuing operations	(18,385)	(239,808)	(37,035)	(242,674)	(388,486)
Provision for income taxes	-	-	-	-	-

Net loss	$(18,385)	$(239,808)	$(37,035)	$(242,674)	$(388,486)

Net loss per common share-basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding	154,245,929	44,864,064	154,245,929	35,996,297	104,022,755

Other comprehensive income:

Securities available for sale fair value adjustment	1,820	(20,160)	6,370	(20,160)	(687,190)
Asset writedown	-	-	(44,853)	-	-
Comprehensive loss	$(16,565)	$(259,968)	$(30,665)	$(262,834)	$(1,075,676)

The accompanying unaudited notes are an integral part of these unaudited financial statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			From
			October 28,
			2010 (date of
	For the six months ended		inception)
	June 30,		through
	2012	2011	June 30, 2012
NET CASH FROM OPERATING ACTIVITIES:
Net loss	$(37,035)	$(72,000)	$(388,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain (loss) on debt settlement	-	45,881	(62,500)
Debt discount accretion	-	11,417	216,917
Non-cash share based payments	-	-	12,250
Amortization	-	-	5,672
Changes in assets and liabilities, net of effects from acquisitions
Increase in deposits and prepaid expenses	-	-	(1,250)
Increase in accounts payable and accrued expenses	12,540	29,978	77,946
Increase in due to Shrink Nanotechnologies, Inc.	-	19,000	42,231
Net cash provided (used) by operating activities	(24,495)	34,276	(97,220)

NET CASH FROM INVESTING ACTIVITIES:
Cash paid for share exchange	-	-	(12,500)
Cash purchased at acquisition	-	-	24,252
Purchase of intangible assets	-	-	(50,524)
Net cash provided (used) by investing activities	-	-	(38,772)

NET CASH FROM FINANCING ACTIVITIES:
Cash advances PPM	-	-	150,000
Proceeds from subsidiary prior to merger	-	-	619
Proceeds from issuance of common stock	-	-	1,000
Net cash provided by financing activities	-	-	151,619

Net increase in cash and cash equivalents	(24,495)	34,276	15,627
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	40,392	-	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,897	$34,276	$15,627

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of debt	$-	$-	$62,500
Stock to be issued for conversion of debt	$-	$-	$72,696
Stock issued for conversion of debt	$-	$-	$209,397
Liabilities assumed through share exchange	$-	$-	$423,940
Non-cash assets assumed through share exchange	$-	$-	$729,960
Issuance of stock for payment of debt acquired	$-	$-	$20,000

The accompanying notes are an integral part of these unaudited financial statements.

BLACKBOX SEMICONDUCTOR, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2012

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

BLACKBOX SEMICONDUCTOR, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

Concentration of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash.  The Company places its cash with financial institutions deemed by management to be of high credit quality.  The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner.  In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 to December 31, 2012.  At June 30, 2012, there were no uninsured deposits.

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

The balance of $40,950 in securities available for sale on the Balance Sheet reflects a $4,550 mark to market increase adjustment in relation to the December 31, 2011 balance of $36,400.

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

BLACKBOX SEMICONDUCTOR, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

Accounts Payable

Accounts payable consisted of the following at:

	June 30,	December 31,
	2012	2011
Accounts payable	$100,014	$87,744
Accrued payroll	-	-
Total	$100,014	$93,744

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

BLACKBOX SEMICONDUCTOR, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

The following is a condensed balance sheet disclosing the fair values of the BlackBox Business assets and liabilities acquired.

Total assets	$70,077
Total liabilities	$343,658
Total stockholders’ equity	(273,581)
Total liabilities and stockholders’ deficit	$70,077

	For the year ended	For the year ended
	December 31, 2011	December 31, 2010

Net Loss	$(336,665)	$(153,508)
Earnings per share	$(0.00)	$(0.00)

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

BLACKBOX SEMICONDUCTOR, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

At June 30, 2012, there was $56,000 owed to BCGU, and no payments have been made to the BCGU.

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

BLACKBOX SEMICONDUCTOR, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

Baum and Panther are members of the Noctua Fund Manager, LLC.  Noctua Fund Manager, LLC is also a controlling shareholder.  The foregoing notes and shares have been transferred to a third party as discussed below and are no longer controlled by said persons.

B.  Convertible Note Payable, Warrants – Related Party Transactions – Converted

BlackBox Parent obtained certain administrative, bookkeeping and management services from Noctua Fund Manager, LLC for a fee of $10,000 per month.  On January 31, 2011, BlackBox Parent terminated this operating agreement with Noctua Fund Manager, LLC.  On March 15, 2011, the Company issued a $274,000 principal balance convertible note to Noctua Fund Manager, LLC, in exchange for all outstanding debt related to these fees totaling $274,000.  The note accrues interest at 2% and matures on March 14, 2012.  The note can convert into common stock at a conversion rate of $0.017 per share.  Noctua Fund Manager, LLC also received 3,000,000 detachable, callable common stock purchase warrants, exercisable at $.075 a share, these warrants have a maturity date of March 15, 2014. The warrants are exercisable in cash at any time, and, shall be exercisable via cashless exercise commencing nine months after the issuance date.

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

On June 15, 2011, the Company issued 12,227,560 shares of common stock to Noctua Fund Manager, LLC, as conversion of $209,397 of principal balance and accrued interest of this convertible note.  As a result of the early conversion request and subsequent decrease in the principal balance of the note, the discount accretion was accelerated and the Company recognized an expense of $147,654 at the date of share issuance.  On August 30, 2011, the Company received conversion demands for the balance due and accrued interest of $375, the total common share equivalent is 3,849,453, at that time the Company recorded the remaining discount accretion of $41,270.

BLACKBOX SEMICONDUCTOR, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

The following summarizes stock purchase warrants at June 30, 2012:

Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2009	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding December 31, 2010	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	3,000,000	0.075
Outstanding December 31, 2011	3,000,000	$0.075
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding June 30, 2012	3,000,000	$0.075

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

The Company’s rent expense for the six months ended June 30, 2012 and 2011 was $1105 and $0, respectively.

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

BLACKBOX SEMICONDUCTOR, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

At June 30, 2012, 154,245,929 shares of common stock were issued and outstanding.

NOTE 13.   PREFERRED STOCK

Pursuant to the reverse acquisition, the statement of stockholders equity is adjusted to reflect the preferred shareholders of the public entity (5,000,000 preferred shares) while establishing the equity of the parent Company.  The retained deficit of the parent Company is removed and reorganized to reflect only the history of the subsidiary.

At June 30, 2012, the Company was authorized to issue 25,000,000 shares of Preferred Stock, par value $0.001, of which 5,000,000 shares have been issued and are currently outstanding.

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

Related Parties

At the time of the Shrink Acquisition, Shrink and the Company were both controlled by James B Panther, II and Mark L. Baum, by virtue of their ownership and control of Noctua Fund Manager, LLC and the Noctua Fund, LP (NFM).  Accordingly, as a result of the inherent conflicts of interest, the BlackBox Acquisition was approved by independent and disinterested directors of Shrink and of the Company.  Subsequently, in April of 2012, all of the interests held by NFM and Noctua Fund were assigned to an entity controlled by James B Panther, II.  Subsequently, in late April 2012,all equity interests in Shrink and the Company  were transferred by Mr. Panther to Rum Punch Partners, Ltd., a Texas limited liability company which is owned by Mango Bay Partners, LLC (MB Partners), which is in turn controlled by an investor group managed by Manuel Suqilindo.  Mr. Panther then assigned all debt instruments, including the 2010 Secured Note and Unsecured Note, to a separate purchaser, Alpha Finanze, Ltd.  Based on information provided to the Company by such persons, Alpha Finanze, Ltd. and Manuel Suqilinda are unaffiliated with Messers Panther or Baum.

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

Change in Business Strategy in April 2012

We have been deploying capital resources to study the Intellectual Property landscape relating to the use and application of nanoscale liquid semiconductor technology.  Based on this research we have determined that our best path forward, given our limited capital, is to pursue an aggressive licensing strategy regarding the use of alternative chemistries and applications relating to the preparation and use of liquid nanoscale semiconductor technology. Pursuant to this strategy, we no longer plan to build research facilities and manufacture a product. Instead we plan to exploit our knowledge of the IP space relating to this technology to identify and patent new applications and chemistries relating to general liquid and printable semiconductor technology. Furthermore we plan to rapidly scale the size of our patent portfolio in order to facilitate licenses to interested parties in the semiconductor space.  We have identified methods and partners that will significantly accelerate this process at modest costs. We currently do not have adequate capital to meet our continuing requirements of the University Chicago License and hence we have been given notice that our license has been terminated. However based on our study of the intellectual property landscape we believe that the company would be better served applying its resources to the development of new intellectual property in the general area of liquid semiconductor technology.

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

Liquidity and Debt Restructurings in 2011

Settlement of Outstanding Debt Owed to Noctua Fund Manager; Issuance of Unsecured Note

As of  March 15, 2011, the Company entered into a Letter Agreement with Noctua Fund Manager, LLC, (“NFM”) a creditor and affiliate of a principal shareholder of the Company and of Shrink at the time of the transaction, (the “NFM Letter Agreement”), pursuant to which the Company issued to NFM an unsecured convertible note in the principal amount of $274,000 and accruing interest at 2% per year, in order to settle and accrue $274,000 (the “Unsecured Note”). The Unsecured Note reflected amounts owed to NFM for past due account payables owed to NFM in connection with operational expenses, including working capital, and administrative services rendered. This 2% $274,000 note was, on April 5, 2012, assigned to an entity controlled by Mr. James B. Panther, II, and, subsequently sold for value to Alpha Firenze, Ltd., a German company.    The Unsecured  Note became due March 14, 2012, accrues interest at 2% per year with a default rate of 3%, and principal and interest on the Unsecured Note is convertible at a fixed price of $0.017125  per share into 16,000,000 shares as of the effective date.  The Unsecured Note automatically converts by its terms in the event and to the extent that the note is assigned to anyone absent consent of the Company.  In October 2011, the Company issued 16,000,000 common shares upon conversion of the Unsecured Note (which, at that time was owned by NFM) and also issued 77,013 shares in exchange for $1,319 of interest thereon. The foregoing Unsecured Note, the 2010 Secured Note (see below) were assigned to Mr. Panther, II, and subsequently sold to Alpha Firenze, LLC (the “AF Fund”) in April of 2012, an entity controlled by a third party.

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

•

All Series A Preferred stock has been assigned by NFM to RP Partners, which is controlled by MB Management and Manuel Suquilanda.

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

In addition, in April of 2012, all of the debt and equity securities of NFM and Noctua Fund of both the Company and of Shrink, were assigned by NFM, an entity jointly controlled by Messers Baum and Panther, to Devcom, LLC, an entity controlled by James B. Panther, II, and subsequently, all equity interests (i.e. all Series A Preferred Stock and equity) were assigned to RP Partners, which is managed by an entity exclusively owned and controlled by Manuel Suquilanda. Based on information provided to the Company by such persons, Mr. Suquilanda and RP Partners are not affiliated with James B Panther, II or with the AF Fund, which holds certain convertible debt of the Company.

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

Results of Operations

Three months ended June 30, 2012 compared to the three months June 30, 2011

Revenue

The Company, including its subsidiaries, has not had any revenues during the three months ended March 31, 2012 or 2011, as it is a development stage company.

Operating Expenses

BlackBox had total operating expenses of $17,980 for the three months ended June 30, 2012 as compared to $69,115 from the same period in 2011.

General and Administrative Expenses.

Our general and administration expenses decreased to $8,480 for the three months ended June 30, 2012 as compared to $38,925 for the same period in 2011.   This decrease was mainly due to the Company decreasing its expenses in conjunction with its decreased activities.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisition.  Our costs for professional fees decreased to $9,500 for the three months ended June 30, 2012, as compared to $28,875 for the same period in 2011.  The change was due to an increase in legal costs and accounting fees.

Interest Expense. Interest expense decreased to $135 for the three months ended June 30, 2012 as compared to $170,693 for the same period in 2011.

Net Loss

For the three months ended June 30, 2012, we had a net loss of $18,115, as compared to $239,808 for the same period in 2011. Management attributes the decrease in net loss due to a decrease in operational and research activities.

Six months ended June 30, 2012 compared to the six months June 30, 2011

Revenue

The Company, including its subsidiaries, has not had any revenues during the six months ended June 30, 2012, as it is a development stage company.

Operating Expenses

BlackBox had total operating expenses of $36,765 for the six months ended June 30, 2012 as compared to $71,981 from the same period in 2011.

General and Administrative Expenses

Our general and administration expenses decreased to $15,765 for the six months ended June 30, 2012 as compared to $40,194 for the same period in 2011.   This decrease was mainly due to the Company decreasing its expenses in conjunction with its decreased activities.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisition.  Our costs for professional fees increased to $21,000 for the six months ended June 30, 2012, as compared to $29,175 for the same period in 2011.  The change was due to an increase in legal costs and accounting fees.

Interest Expense. Interest expense decreased to $270 for the six months ended June 30, 2012 as compared to $170,693 for the same period in 2011.

Net Loss

For the six months ended June 30, 2012, we had a net loss of $37,035 as compared to $242,674 for the same period in 2011. Management attributes the decrease in net loss due to a decrease in operational and research activities.

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

Liquidity and Capital Resources

Our cash on hand at June 30, 2012 was $15,897.  We have historically met our cash needs through financing. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities (see “Need for Additional Capital” below).

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

Operating Activities

Net cash used in operating activities was $24,495 for the six months ended June 30, 2012, as compared to $34,276 provided in operating activities during the same period in 2011. The change in net cash used in operating activities was mainly due to legal and accounting expenses.

Investing Activities

Net cash provided in investing activities for the six months ended June 30, 2012 and the same period in 2011 was $0.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 and the same period in 2011 was $0.  Management will look toward raising further capital through financing activities during the fiscal year ended 2012.

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

PART II

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use o Proceeds.

The Company has not issued any unregistered securities or convertible securities during the six months ended June 30, 2012, or through the date of filing of this Report.

Item 3.  Default on Senior Securities.

We are in default on payment of interest and principal upon the following note:  5% Convertible Note with a remaining principal amount of $3,600 owed to AF Fund, a copy of the note which was filed as an exhibit to this report as incorporated from our Form 8-K filed with the SEC on March 28, 2011.  During the default period this note accrues interest at an accelerated rate of 15% with a total of approximately $3,660 of principal and interest due at October 31, 2011.  No enforcement actions have been taken by the holder of this note as against the Company at this time.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 15, 2012, by the undersigned, thereunto duly authorized.

BLACKBOX SEMICONDUCTOR, INC.

/s/ Luis Leung
By: Luis Leung
Its: Chief Executive Officer and Principal Accounting Officer