Form 10-Q/A
period 2012-06-30
BLACKBOX SEMICONDUCTOR, INC.
filed 2012-09-07
CIK 1419577

UNITED STATES

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Blackbox Semiconductor, Inc. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 17, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

14.1	Code of Ethics. (Attached as an exhibit to our Form 10-KSB filed with the SEC on October 14, 2008 and incorporated herein by reference).

21	Subsidiaries (Attached as an exhibit to our Form 10-Q filed with the SEC on August 17, 2012 and incorporated herein by reference).

31.1

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Attached as an exhibit to our Form 10-Q filed with the SEC on August 17, 2012 and incorporated herein by reference).

31.2

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Attached as an exhibit to our Form 10-Q filed with the SEC on August 17, 2012 and incorporated herein by reference).

32.1

Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached as an exhibit to our Form 10-Q filed with the SEC on August 17, 2012 and incorporated herein by reference).

32.2

Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached as an exhibit to our Form 10-Q filed with the SEC on August 17, 2012 and incorporated herein by reference).

101	XBRL (eXtensible Business Reporting Language)*

*XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on September 7, 2012, by the undersigned, thereunto duly authorized.

BLACKBOX SEMICONDUCTOR, INC.

/s/ Luis Leung
By: Luis Leung
Its: Chief Executive Officer and Principal Accounting Officer

5