Form 10-Q
period 2012-09-30
BLACKBOX SEMICONDUCTOR, INC.
filed 2012-11-19
CIK 1419577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

  X  .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  X  . No      ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	.	Accelerated filer	..
Non-accelerated filer	.. (Do not check if a smaller reporting company)	Smaller reporting company	X . .

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes      . No  X  ..

APPLICABLE ONLY TO CORPORATE ISSUERS

There were a total of 198,307,429 common shares outstanding, $0.001 par value, as of November 1, 2012.

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes      . No  X  ..

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

TABLE OF CONTENTS

Page

Forward Looking Statements	2

Use of Terms	3

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements	5

Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	5

Consolidated Statements of Operations and Other Comprehensive Income for the Three Months and Nine months Ended September 30, 2012 and October 28, 2010 (date of inception) through September 30, 2012 (unaudited)	6

Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2012 and October 28, 2010 (date of inception) through September 30, 2012 (unaudited)	7

Notes to Unaudited Consolidated Financial Statements	8

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	18

Item 4 - Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	21

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3 - Defaults Upon Senior Securities	21

Item 4 – Mine Safety Disclosures	21

Item 5 - Other Information	21

Item 6 - Exhibits	22

PART I

Item 1.  Financial Statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,042	$40,392
Deposits and prepaid expenses	1,250	1,250
Total current assets	5,292	41,642

Securities available for sale	-	36,400
Intangible assets, net	-	44,853
Total assets	$5,292	$122,895

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	$140,014	$87,744
Due to related parties - related party	-	56,000
Other payables	190,000	190,000
Accrued interest	585	180
Convertible notes payable, default - related party	3,600	3,600
Total current liabilities	334,199	337,524

Total liabilities	334,199	337,524

Commitments and Contingencies (See Note 11)

Stockholders' deficiency
Preferred stock, $.001 par value; 25,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	5,000	5,000

Common stock, $.001 par value; 1,000,000,000 shares authorized; 98,245,929 and 154,245,929 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	198,246	154,246
Additional paid-in capital	741,536	671,136
Other comprehensive loss	(774,813)	(693,560)
Accumulated deficit	(498,876)	(351,451)
Total stockholders' deficiency	(328,907)	(214,629)
Total liabilities and stockholders' deficiency	$5,292	$122,895

The accompanying notes are an integral part of these unaudited financial statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)
					From
					October 28,
					2010 (date
					of inception)
	For the three months ended		For the nine months ended		through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
Revenue	$-	$-	$-	$-	$-

Professional fees	11,275	20,125	32,275	49,300	103,825
General and administrative	6,580	42,050	22,345	82,244	141,522
Amortization	-	1,329	-	3,941	5,672
Total operating loss	(17,855)	(63,504)	(54,620)	(135,485)	(251,019)

Other income (expense):
Gain on debt settlement	-		-	-	62,500
Loss on conversion of debt into stock	(92,400)		(92,400)		(70,400)
Interest expense	(135)	(46,748)	(405)	(217,441)	(217,957)
Total other income (expense)	(92,535)	(46,748)	(92,805)	(217,441)	(225,857)

Loss from continuing operations	(110,390)	(110,252)	(147,425)	(352,926)	(476,876)
Provision for income taxes	-	-	-	-	-

Net loss	$(110,390)	$(110,252)	$(147,425)	$(352,926)	$(476,876)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	160,508,703	141,839,880	160,508,703	137,453,076	104,022,755

Other comprehensive income:

Securities available for sale fair value adjustment	(24,570)	(365,820)	(44,590)	(385,980)	(738,150)
Asset writedown	-	-	(44,853)	-	(44,853)
Comprehensive loss	$(134,960)	$(476,072)	$(192,015)	$(738,906)	$(1,215,026)

The accompanying unaudited notes are an integral part of these unaudited financial statements.

BLACKBOX SEMICONDUCTOR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)
			From
			October 28,
			2010 (date of
			inception)
	For the nine months ended		through
	September 30,		September 30,
	2012	2011	2012
NET CASH FROM OPERATING ACTIVITIES:
Net loss	$(36,765)	$(352,926)	$(388,216)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Gain (loss) on debt settlement	-	-	(62,500)
Debt discount accretion	-	216,917	216,917
Non-cash share based payments	-	12,250	12,250
Amortization	-	3,941	5,672
Changes in assets and liabilities, net of effects from acquisitions			-
Increase in deposits and prepaid expenses	-	(12,000)	(1,250)
Increase in accounts payable and accrued expenses	415	28,998	77,946
Increase in due to Shrink Nanotechnologies, Inc.	-	233	42,231
Net cash provided (used) by operating activities	(36,350)	(102,587)	(96,950)

NET CASH FROM INVESTING ACTIVITIES:
Cash paid for share exchange	-	-	(12,500)
Cash purchased at acquisition	-	24,252	24,252
Purchase of intangible assets	-	(260)	(50,524)
Net cash provided (used) by investing activities	-	23,992	(38,772)

NET CASH FROM FINANCING ACTIVITIES:
Cash advances PPM	-	150,000	150,000
Proceeds from subsidiary prior to merger	-	619	619
Proceeds from issuance of common stock	-	-	1,000
Net cash provided by financing activities	-	150,619	151,619

Net increase in cash and cash equivalents	(36,350)	72,024	15,897
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	40,392	1,000	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	4,042	73,024	15,897

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of debt	$-	$-	$62,500
Stock to be issued for conversion of debt	$22,000	$72,750	$94,696
Stock issued for conversion of debt	$-	$209,397	$209,397
Liabilities assumed through share exchange	$-	$423,940	$423,940
Non-cash assets assumed through share exchange	$-	$729,960	$729,960
Issuance of stock for payment of debt acquired	$-	$20,000	$20,000

The accompanying notes are an integral part of these unaudited financial statements.

BLACKBOX SEMICONDUCTOR, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

NOTE 1.

ORGANIZATION

BlackBox Semiconductor, Inc. (“the Company,” “we,” or “us”) was incorporated in the state of Delaware on October 28, 2010.  We were a wholly-owned subsidiary of Shrink Nanotechnologies, Inc.  On June 3, 2011, Shrink Nanotechnologies, Inc. finalized an agreement to spin off its ownership of the Company.

On September 25, 2012, the Company formed SunPower Technologies, LLC (“SunPower”), a Delaware limited liability company, as a wholly-owned subsidiary.  SunPower will hold future intellectual properties.

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

BLACKBOX SEMICONDUCTOR, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentration of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash.  The Company places its cash with financial institutions deemed by management to be of high credit quality.  The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner.  In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 to December 31, 2012.  At September 30, 2012, there were no uninsured deposits.

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

BLACKBOX SEMICONDUCTOR, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

Accounts Payable

Accounts payable consisted of the following at:

	September 30,	December 31,
	2012	2011
Accounts payable	$84,014	$87,744
Accrued payroll	-	-
Total	$84,014	$93,744

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

The Share Exchange was an interested party transaction as, both the Company and Shrink Nanotechnologies, Inc. are and were indirectly controlled by and affiliated with, Mark L. Baum, a former president and CEO and control person of both companies (“Baum”) and James B. Panther, II, a former director and control person of both companies (“Panther”).  These were the same principals that controlled Shrink Nanotechnologies, Inc.  Luis Leung, our current CEO and Director, is also a director for Shrink Nanotechnologies, Inc.  Given the percentage of ownership of Shrink Nanotechnologies, Inc. and our operating plan to liquidate the shares to raise additional funds, the investment should be accounted for as Available for sale.

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

BLACKBOX SEMICONDUCTOR, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

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

NOTE 8.

DUE TO RELATED PARTY

BlackBox Parent previously subleased space from Business Consulting Group Unlimited, Inc. (“BCGU”), an entity co-owned by Baum and Panther pursuant to which the Company leased approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $2,000 per month.  The lease term with BCGU expired October 1, 2009, and continued based on a month to month term thereafter.  This agreement was terminated on January 31, 2011.  On April 4, 2012, this note was sold to an unrelated third party.

On August 22, 2012, the Company converted $22,000 of accounts payable into 44,000,000 shares of common stock to the CEO of the Company, Luis J. Leung (see Note 12).

NOTE 9.

OTHER PAYABLES – RELATED PARTY

In anticipation of the closing of the Share Exchange, BlackBox Parent began capital raising efforts to meet the $75,000 cash obligation due at closing and other capital funding needs.  At the date of the Share Exchange, BlackBox Parent had raised $40,000 as a loan, $20,000 in a sale of stock do Dan Landry which were recorded as founder shares, and following the Share Exchange the Company raised an additional $150,000 in exchange for a bridge promissory note and/or future share issuances of which the terms have not been finalized.

BLACKBOX SEMICONDUCTOR, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

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

A.

Convertible Note Payable– Related Party Transactions – Partial Conversion

On April 1, 2010 BlackBox Parent issued a 5% convertible note with a principal amount of $36,168 to Noctua Fund Manager, LLC.  The note matured on October 1, 2010.  The note was issued in exchange for cash advances totaling $36,168.  The note held a conversion option, whereby the principal and interest on the note was convertible into shares of our common stock at the conversion price of $.027 (the market price of our stock at the issuance of the note) per share if both: (i) the Company’s authorized common stock has been increased to not less than 1,000,000,000 shares and (ii) the Principal Amount and all interest and penalties accrued have not been paid in full.  On January 31, 2011, the Company and Noctua Fund Manager, LLC agreed to amend certain terms found in its 5% Convertible Note agreement. All the previous terms remained unchanged with the exception of the following: the Note became convertible into common stock at a conversion rate of $.00045, the conversion provisions with respect to our authorized share amount and payments were eliminated, the Note’s default provision was cured, the principal amount of the Note was increased to $45,881 to reflect previous accrued interest and in exchange for $7,000 in  cash advances owed to Noctua Fund Manager, LLC, and a new maturity date of June 30, 2011.

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

On March 21, 2011, BlackBox Parent issued 80,000,000 shares of common stock to Noctua Fund Manager, LLC, as conversion of $36,000 of principal balance and accrued interest of this convertible note.  On August 30, 2011 the Company received conversion demands for the $6,602 principal balance and accrued interest of $226, the total common share equivalent is 15,173,156.  As of September 30, 2012, the remaining balance was $3,179.

Baum and Panther are members of the Noctua Fund Manager, LLC.  Noctua Fund Manager, LLC is also a controlling shareholder.  The foregoing notes and shares have been transferred to a third party as discussed below and are no longer controlled by said persons.

B.

Convertible Note Payable, Warrants – Related Party Transactions – Converted

BlackBox Parent obtained certain administrative, bookkeeping and management services from Noctua Fund Manager, LLC for a fee of $10,000 per month.  On January 31, 2011, BlackBox Parent terminated this operating agreement with Noctua Fund Manager, LLC.  On March 15, 2011, the Company issued a $274,000 principal balance convertible note to Noctua Fund Manager, LLC, in exchange for all outstanding debt related to these fees totaling $274,000.  The note accrues interest at 2% and matures on March 15, 2012.  The note can convert into common stock at a conversion rate of $0.017 per share.  Noctua Fund Manager, LLC also received 3,000,000 detachable, callable common stock purchase warrants, exercisable at $.075 a share, these warrants have a maturity date of March 14, 2014. The warrants are exercisable in cash at any time, and, shall be exercisable via cashless exercise commencing nine months after the issuance date.

BLACKBOX SEMICONDUCTOR, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

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

On June 15, 2011, the Company issued 12,227,560 shares of common stock as conversion of $209,397 of principal balance and accrued interest of this convertible note.  As a result of the early conversion request and subsequent decrease in the principal balance of the note, the discount accretion was accelerated and the Company recognized an expense of $147,654 at the date of share issuance.  On August 30, 2011, the Company received conversion demands for the balance due and accrued interest of $375, the total common share equivalent is 3,849,453, at that time the Company recorded the remaining discount accretion of $41,270.

The following summarizes stock purchase warrants at September 30, 2012:

Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2009	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding December 31, 2010	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	3,000,000	0.075
Outstanding December 31, 2011	3,000,000	$0.075
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding September 30, 2012	3,000,000	$0.075

As of September 30, 2012, the Company had a note payable with a remaining principal balance due of $3,600, this note is currently in default due to non-payment is classified as current liabilities on the balance sheet.

NOTE 11.

COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 29, 2012, there were no pending or threatened lawsuits.

Other

On January 5, 2011, BlackBox Parent entered into a sublease agreement with a third party.  And pursuant to the Share Exchange the Company acquired this lease agreement and leases approximately 64 square foot executive office space at a rate of $96 per month, which includes additional variable charges for telephone and internet usage.  The lease term expires on January 5, 2012 and shall create a month to month tenancy thereafter.  The Company’s rent expense for the nine months ended September 30, 2012 and 2011 was $1,685 and $0, respectively.

On June 14, 2012, the Company entered into an Intellectual Property Development Agreement with MDB Capital Group, LLC (“MDB”), an investment banking and intellectual property consulting company, whereas MDB will provide intellectual property development research for the Company.  The agreement is on an as needed basis and obligates the Company to pay $3,500, plus expenses, for each disclosure package.

On October 15, 2012, the Company and Norman Meier entered into a consulting agreement for services through December 15, 2012 (see Note 14).

BLACKBOX SEMICONDUCTOR, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

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

On August 22, 2012, the Company converted $22,000 of accounts payable to Luis J. Leung, the CEO of the Company, into 44,000,000 shares of common stock.  The shares issued, based on the previous day’s closing price, were valued at $114,400.  A loss on conversion of $92,400 was recorded accordingly (see Note 8).

At September 30, 2012, 198,245,929 shares of common stock were issued and outstanding.

NOTE 13.

PREFERRED STOCK

Pursuant to the reverse acquisition, the statement of stockholders equity is adjusted to reflect the preferred shareholders of the public entity (5,000,000 preferred shares) while establishing the equity of the parent Company.  The retained deficit of the parent Company is removed and reorganized to reflect only the history of the subsidiary.

At September 30, 2012, the Company was authorized to issue 25,000,000 shares of Preferred Stock, par value $0.001, of which 5,000,000 shares have been issued and are currently outstanding.

The Series A Preferred shares are non-convertible and maintain a 250 for one voting preference such that a holder of the Series A Preferred shall be entitled to vote 250 shares for every one share of Series A Preferred held by such shareholder.

NOTE 14.

SUBSEQUENT EVENTS

On October 15, 2012, the Company and Norman Meier entered into a consulting agreement for services through December 15, 2012.  The agreement requires the payment of $2,750 and, if certain obligations are met, the issuance of 150,000 shares of common stock of the Company.

On October 13, 2012, the Company sold 62,500 shares of common stock for $25,000, or $0.40 per share.  The previous day’s closing price was $0.15.  The Company will recognize a gain on the transaction.

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

BlackBox Nevada, through its subsidiaries, is a development stage company dedicated to the creation (or development) and aggregation of intellectual property offering innovative methods, materials and infrastructure solutions for a new generation of applications never before possible or cost effective to address some of the greatest challenges of critical national importance that face America and the World today-

•

Energy from the sun, water, and air as a means to better harness clean and inexpensive renewable power- lesser dependent on traditional energy sources.

•

Bio-hazard and environmental sensor systems.

•

Semiconductor technologies that enable efficient displays and next generation lighting.

The Company is in the business of creating and aggregating Intellectual Property in distinct large markets using a process for developing and aggregating IP through partnerships and a methodology of analysis of the existing IP landscape.  The Company brings together inventors, scientists, business advisors and an executive team to execute joint development agreements, out license programs, prototype design for potential OEM manufacturers, and the possible sale of Intellectual Property.

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

In June 2012, the Company contracted with MDB Capital Group, LLC, an investment banking and intellectual property consulting company, to assist the Company in further development of the Company’s intellectual properties as it continues the pursuit of the goals of the Company.

Results of Operations

Three months ended September 30, 2012 compared to the three months September 30, 2011

Revenue

The Company, including its subsidiaries, has not had any revenues during the three months ended September 30, 2012 or 2011, as it is a development stage company.

Operating Expenses

BlackBox had total operating expenses of $17,855 for the three months ended September 30, 2012 as compared to $63,504 from the same period in 2011.

General and Administrative Expenses.

Our general and administration expenses decreased to $6,580 for the three months ended September 30, 2012 as compared to $42,050 for the same period in 2011.   This decrease was mainly due to the Company decreasing its expenses in conjunction with its decreased activities.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisition.  Our costs for professional fees decreased to $11,275 for the three months ended September 30, 2012, as compared to $20,125 for the same period in 2011.  The change was due to an increase in legal costs and accounting fees.

Interest Expense. Interest expense decreased to $135 for the three months ended September 30, 2012 as compared to $46,748 for the same period in 2011.

Net Loss

For the three months ended September 30, 2012, we had a net loss of $110,390, as compared to $110,252 for the same period in 2011. The Company recognized $92,400 as a loss on conversion of debt into stock for the three months ended September 30, 2012.

Nine months ended September 30, 2012 compared to the nine months September 30, 2011

Revenue

The Company, including its subsidiaries, has not had any revenues during the nine months ended September 30, 2012, as it is a development stage company.

Operating Expenses

BlackBox had total operating expenses of $54,620 for the nine months ended September 30, 2012 as compared to $135,485 from the same period in 2011.

General and Administrative Expenses

Our general and administration expenses decreased to $22,345 for the nine months ended September 30, 2012 as compared to $82,244 for the same period in 2011.   This decrease was mainly due to the Company decreasing its expenses in conjunction with its decreased activities.

Professional Fees.  Our costs for professional fees decreased to $32,275 for the nine months ended September 30, 2012, as compared to $49,300 for the same period in 2011.  The change was due to the change in the business of the Company offset by the increased costs associated with the fees associated with being a public corporation.

Interest Expense . Interest expense decreased to $405 for the nine months ended September 30, 2012 as compared to $217,441 for the same period in 2011.

Net Loss

For the nine months ended September 30, 2012, we had a net loss of $147,425 as compared to $352,926 for the same period in 2011. Management attributes the decrease in net loss due to a decrease in operational and research activities offset by the loss on conversion of debt into stock, $92,400.

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

Liquidity and Capital Resources

Our cash on hand at September 30, 2012 was $4,042.  We have historically met our cash needs through financing. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities (see “Need for Additional Capital” below).

Net cash used in operating activities was $36,350 for the nine months ended September 30, 2012, as compared to $102,587 provided in operating activities during the same period in 2011. The change in net cash used in operating activities was mainly due to legal and accounting expenses.

Net cash provided in investing activities for the nine months ended September 30, 2012 was $0 compared to $23,992 for the same period in 2011 was $0.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $0 and $150,619 for the same period in 2011 was $0.  Management will look toward raising further capital through financing activities during the fiscal year ended 2012.

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

Our intangible assets consist principally of intellectual properties such as licensing rights and provisional patents. We are currently amortizing certain intangible assets using the straight line method based on an estimated legal life, of eight years.  We (our BlackBox subsidiary prior to the BlackBox Acquisition) began amortization of the electric glue related intangibles in December 2010 since the license agreement finalized and patent filings were first being filed.  The Company will re-evaluate its amortization practice once products related to these patents are put into full production.  When our products are placed in full production we can better evaluate market demand for our technology.

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

Off Balance Sheet Financings

The Company does not have any off balance sheet arrangements or financings.

Item  3.   Quantitative and qualitative disclosures about market risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

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

PART II

Item 1.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of November 5, 2012, there were no pending or threatened lawsuits.

Item 2.  Unregistered Sales of Equity Securities and Use o Proceeds.

On August 22, 2012, the Company issued 44,000,000 shares of common stock to the CEO of the Company as a settlement of accounts payable.

On October 13, 2012, the Company sold 62,500 shares of common stock for $25,000.

The Securities were issued pursuant to exemptions from registration requirements relying on Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

Item 3.  Default on Senior Securities.

We are in default on payment of interest and principal upon the following note:  5% Convertible Note with a remaining principal amount of $3,179 owed to AF Fund, a copy of the note which was filed as an exhibit to this report as incorporated from our Form 8-K filed with the SEC on March 28, 2011.  During the default period this note accrues interest at an accelerated rate of 15% with a total of approximately $3,660 of principal and interest due at October 31, 2011.  No enforcement actions have been taken by the holder of this note as against the Company at this time.

Item 4.  Mine Safety Disclosures.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 19, 2012, by the undersigned, thereunto duly authorized.

BLACKBOX SEMICONDUCTOR, INC.

/s/ Luis Leung
By:	By: Luis Leung
Its:	Its: Chief Executive Officer and Principal Accounting Officer