Form 10-K
period 2012-12-31
VISION DYNAMICS Corp
filed 2013-04-16
CIK 1419577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2012

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

VISION DYNAMICS CORPORATION

(Formerly Blackbox Semiconductor, Inc.)

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes      . No  X .

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter:  $ 495,614,823.

APPLICABLE ONLY TO CORPORATE ISSUERS

There were a total of 198,245,929 common shares outstanding, $0.001 par value, as of April 10, 2013.

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Annual Report on Form 10-K should be read in conjunction with the accompanying Financial Statements and related notes and the Risk Factors contained herein. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  We do not have any material revenues or source of income as we have been focusing on increasing our intellectual property portfolio by identifying, developing or acquiring technologies that the Company believes are or will be, in demand through the next critical technology transition in industry.  These statements are expressed in good faith and based upon what we believe are reasonable assumptions.  There can be no assurance that these expectations will be achieved or accomplished.  You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology.  We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us.

Some specific factors and statements that are forward looking statements and necessarily subject to uncertainties include, without limitation: the success of our business, our need for money and ability to raise capital and to monetize consideration received in the transaction; the virtual inability of smaller issuers like us to raise capital in a small offering; items contemplating or making assumptions about the progress of our research and development activities; our ability to raise the necessary capital in order to sustain our operations; our ability to further identify the right technologies to invest in, and to develop and acquire these technologies, as well as our ability to exploit them or prosecute our rights; new competing technologies that arise from time to time; our ability to continue to grow our existing Inventor Network;  the cost to complete the development and prosecution of technologies we develop or acquire; and the presumed size and growth of our targeted markets, all of which constitute forward-looking statements.

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

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the “Risk Factors” section below for additional substantial risks, as well as the various disclosures made by us in our reports filed with the SEC from time to time which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.

Forward Split and Use of Terms

Except as otherwise indicated by the context, references in this report to (i) “Parent”  refers to the parent company itself, Vision Dynamics Corporation a Nevada corporation formerly known as BlackBox Semiconductor, Inc., ,  (ii)   the “Company,” “we,” “us,” or “our,” refer to the combined business of  Parent, together with its operating subsidiaries (ii) “BlackBox” or “BlackBox Delaware” and “Sunpower” refers to our business of our subsidiaries, BlackBox Semiconductor, Inc., a Delaware corporation and Sunpower Technologies, LLC, respectively (iv) “Forward Split” refers to the 20 for 1 forward split of the Parent’s stock effective as of June 10, 2011, (v) “SEC” are to the United States Securities and Exchange Commission, (vi) “Securities Act” are to Securities Act of 1933, as amended, and (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

All references herein to share amounts and pricing information contained in this Report are as adjusted to give effect to the 2011 Forward Split unless otherwise specified.

ITEM 1.  BUSINESS

General

We are an aggregator of intellectual property and technologies with a primary focus in industries where new opportunities exist for innovation and patent protection that are critical for the next technology transition.  Initially, we have focused our efforts in the following sectors: water purification, cleantech energy efficiency, semiconductors and bio medicine.  We obtain our technologies and intellectual property by either developing them ourselves through our proprietary Inventor Network, or by licensing or acquiring them from third parties.  In addition, funds permitting, we hope to assist others in developing their technologies for a fee, and to prosecute our as well as third parties’ technologies.

We intend to commercialize our technologies by sub-licensing them, reselling them, or prosecuting our rights or rights and protecting them from unauthorized use by third parties.  We also may use our knowledge and resources to act as consultant or advisor to third parties in developing their technologies in exchange for a fee or royalties, or in connection with assisting in prosecution or protection of their technologies for a fee.  We do not, initially, intend to be a manufacturer.

Funds and resources permitted, we hope to expand our scope our technology focus area greatly as our Inventor Network continues to grow, and as we may develop or acquire intellectual property as a residual effect of our current research in these core sectors.

While we do not generate revenues yet, in 2012, we began making our own patent filings and, we have expanded our initial network of inventors to continue to identify and develop new technologies.

We have also, in January of 2013, entered into an intellectual property engagement agreement with a consultant for intellectual property and development and disclosure preparation for up to an additional 100 patents through mid-2013.

Corporate History

In June of 2011, Parent, Vision Dynamics Corporation formerly known as BlackBox Semiconductor, Inc., a Nevada corporation, acquired Blackbox and its related intellectual property rights and business and proceeded to liquidate our other assets and businesses.

We were originally incorporated in the State of Nevada on March 2, 1998.   In June of 2011 we acquired BlackBox Delaware, and changed our name in Nevada to BlackBox Semiconductor, Inc.  Prior to such time, and since 2006, we were known as Visitrade, Inc.

Effective as of December 10, 2012, we effectuated a change of name of the Company from BlackBox Semiconductor, Inc., to Vision Dynamics Corporation, so as to better reflect our broadening intellectual property and general direction.  Effective as of December 10, 2012, we changed our name in Nevada from BlackBox Semiconductor, Inc., to Vision Dynamics Corporation.  The name change was effectuated by the filing of Articles of Merger effectuating a short form merger of a wholly owned subsidiary of the Company formed for such purpose, with and into the Parent corporation, resulting in a name change of the Company only and no other changes.

Between 2006 and 2007 (i.e. our Visitrade business), our primary business was the ownership and operation of a software trading platform for financial market participants.  Despite continued efforts to market this alternative trading system, we ceased operations in this segment in 2007.

In October of 2007, our operations consisted of acting as an online retailer of aftermarket Triumph motorcycle parts and accessories.

In June 2011, we acquired BlackBox Semiconductor, Inc. a Delaware company from an affiliated company at the time, Shrink Nanotechnologies, Inc., in exchange for 27,030,000 shares of our common stock and $75,000 (subsequently reduced by amendment to $12,500) as more fully described below. As part of the transaction we also acquired 14,000,000 shares of Shrink which we still hold.  Blackbox’s primary asset at the time was a license with the University of Chicago.  While we no longer have a license to this particular technology, we used the relationships and other research garnered to springboard into more useful, and, we believe, relevant technologies and, an overall business model focused on aggregating patents and technologies.  We have since expanded into water purification, cleantech, energy efficiency, semiconductors and bio-medicine which we describe in more detail below.  We also believe that the least costly path towards revenues is not one of a manufacturer, but rather, of a developer/ sub-licensor and enforcer of patent and technology rights.

In 2012, directly and through our subsidiaries, we were able to develop and file various provisional patent applications, as discussed further herein, which we believe will be more viable and readily commercialized or monetized through the sale, license, sub-license as opposed to costly manufacturing.  Our research and patent filings are conducted primarily by our network of inventors who have significant expertise in their particular fields of knowledge.

Corporate restructurings in 2010 and 2011

Forward Split and Name Change

On January 15, 2011, and among other matters approved in accordance with a Schedule 14C filed in August of 2010 and as enumerated below, the Company’s Board of Directors affected a 1-for-270 reverse stock split and changed its name to BlackBox Semiconductor, Inc.

Thereafter, on March 28, 2011, the company effectuated the increase of its capitalization to 1,000,000,000 shares of common stock, par value   $.001 per share and 25,000,000 shares of blank check preferred stock of which 5,000,000 were already issued and outstanding and designated as Series A Preferred Stock at the time of the capitalization increase (the “Capitalization Increase”).

Effective as the open of business on June 13, 2011, the Company effectuated the forward split of its common stock on a 20:1 basis, wherein each share of common stock outstanding was exchanged for20 new shares (the “Forward Split”).  As a result, the capitalization of the Company was increased such that 89,415,760 shares were outstanding immediately after the Forward Split.  Since such date, substantial additional shares have been issued such that the Company currently has outstanding 198,245,929 shares, many of which have become freely tradable in 2012.   The Forward Split was effectuated by the filing by the Company of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada as of June 10, 2011, and was approved by the Corporation’s shareholders and board.

BlackBox History and Description

Our BlackBox subsidiary was formed in Delaware on October 28, 2010 by Shrink, an affiliate of ours at the time of our acquisition, for the purposes of acquiring and holding certain licenses, specifically, those related to the University of Chicago.  We acquired BlackBox effective as of June 3, 2011, as described in our Current Report on Form 8-K, dated as of such date.

Our primary asset and business immediately after the BlackBox Acquisition was and continued through mid-2012 to be, BlackBox and its intellectual property and licenses.  Specifically, BlackBox’s primary asset at the time was its license from the University of Chicago (“Chicago License”) to commercialize certain technology and intellectual property that increases performance of certain solution-based, inorganic, semiconductor nanomaterials.  These nanomaterials are used to create liquid semiconductor materials that can be deposited (e.g., printed or sprayed) to form certain semiconductor films and other structures for use in a multitude of semiconductor device applications.

Description of Chicago License Terms

The material terms of the Chicago License provided for a sixteen (16) year license to BlackBox for any application excluding thermoelectric devices.  As consideration, we were required to pay a license fee of $25,000 per year and were required to have successfully commercialized the technology by the end of the eighth (8th) year (2018).   Additional specific details relating to the Chicago License is provided in the section below titled “Management’s discussion and analysis of financial condition and results of operations.”

Change in Strategy

Our original goal was to sub-license or commercialize technologies by finding manufacturers and OEM.  However, as a result of certain market trends, the success of other licensing companies that don’t manufacture, and capital limitations, our management determined that the most expeditious route towards revenues would be to broaden and re-allocate our business efforts towards becoming a developer and aggregator of a wide variety of patents and intellectual property.

To that end, in 2012, the Company allowed its Chicago License to expire. Instead, in early 2012, we deployed capital resources to study the intellectual property landscape relating to the use and application of nanoscale liquid semiconductor technology.  Based on this research the Company turned its focus towards the further development of our intellectual property portfolio in the semiconductor industry regarding the use of alternative chemistries and applications relating to the preparation and use of nanoscale semiconductor technology.  We no longer plan to build research facilities and manufacture products.  Instead the Company’s focus is to plan to exploit our knowledge of the IP space relating to this and other technologies and, to identify and patent new applications and chemistries relating to printable semiconductor technology. Furthermore the Company plans to rapidly scale the size of our patent portfolio in order to facilitate the sale, license and sub-license to interested parties in our Focus Industries.  We have identified methods and partners that will significantly accelerate this process at modest costs. However based on our study of the intellectual property landscape the Company’s management believes that it would be better served applying its resources to the development of new intellectual property in the general area of liquid semiconductor technology.

The Company has indeed begun to follow through on this strategy in filing provisional patent applications, with three provisional patent applications filed in 2012. The Company continues to expand its Inventor Network of engineers and intends to continue an aggressive intellectual property development and patent filing strategy as its funds will permit.

Revenue Model

We expect to derive the majority of our revenue from sale, license fees, recurring royalties, material supplies associated with our  technologies and advisory fees.  We intend to continue our development efforts to further strengthen and expand our patent portfolio across our technology platform.   We intend to derive revenues from licensing or selling our technologies, and from enforcing our rights against infringements by unauthorized third party users.  In addition, directly and through our subsidiaries, we intend to assist other patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies, and, if necessary, with the enforcement against unauthorized users of their patented technologies.

Strategy/Inventor Network

The intellectual property/patent paradigm and legal system, is designed to encourage and sustain innovation by providing a monopoly to inventors in exchange for sharing the invention with the public.  Some of these technologies may even become core technologies in other inventions or fields, or manufacturing processes in multiple industries and categories.  By way of example. an invention in one area may have multiple applications and uses in other areas.  We are focusing on developing technologies in sectors with widespread use and appeal.

Often, individual scientists, engineers, inventors or smaller companies may not have the capital, know how or ability to develop, design or patent and/or protect their core business using a patent filing strategy, let along commercialize, certain technologies.  Moreover, the Company may not want to invest excessively in one particular product or technology.  Accordingly, we have developed, and continue to grow, our Inventor Network, consisting of scientists, engineers, professionals and other inventors, that focus on specific areas and, which have agreed to assign their intellectual property to the Company for a fee.  In many instances, we may even negotiate royalty or other similar fees with these inventors, thereby allowing the inventor to benefit from our funding and other resources and allowing the company a low entry cost into certain markets.  .

Our goal is to continue to expand our pool of inventors to include experts in various fields, bringing together the wisdom of leading scientists, engineers, and business advisors in the select technology verticals that we are focusing on.  The Company is open to contracting with inventors, government entities, universities, private foundations, etc. in the development, protection, and commercialization of intellectual; property assets.  Some of the benefits in developing in this manner are:

•

Collaboration:  inventors are able to work with outside individuals within our company network, to generate and patent inventions of strategic significance to our core portfolio and the portfolios of our partners and clients.

•

Missing-link:  “think tank” brainstorming exercises to help catapult a stalled innovation process

•

Build co-invention partnerships:  The ability of inventors to join forces to develop ideas.

•

Patent Acquisitions: The ability to outright purchase a private inventor’s ideas if the approach proves to be the most favorable to both parties.

•

Intellectual Capital: Provide funding capital to practitioners within the network on a target basis for new invention and commercialization.

As of late 2012, we had 7 inventors as part of the network and, as of the date hereof, we currently have 11 inventors, some of which have been procured through our consulting arrangement with MDB Capital Group, LLC and others for development of up to an additional 100 patents.  Pursuant to contractual work for hire and similar agreements, all inventions or ideas or developments developed by our inventor consultants during the course of their research for us, belongs to the Company.

Our inventor partners and consultants include individual inventors as well as smaller technology, engineering or consulting companies who have limited resources, or who have specific resources that we may need.  In a typical arrangement, we may acquire a patent portfolio or acquire rights to a patent portfolio, and, in exchange therefore, the licensor would receive either (i) an upfront payment for all patent and intellectual property rights, (ii) a a percentage of revenues or profits from the particular license we acquire, or some combination of both of the foregoing.

The amount we pay, and, whether we pay up front at all or not, are dependent on a number of subjective factors, including, our need for a particular technology, our available capital, our resources to commercialize the particular technology and the market type and conditions and amount of time to commercialize that particular technology.  Finally, we may seek to enforce our patent rights or to assist others in enforcing theirs for a fee.

Enforcement Model

Under US Law, an inventor or patent owners has the right to exclude others from making, selling or using their patented invention.  Nonetheless, all too often, infringers are generally unaware of their infringement and, when confronted, unwilling to negotiate a reasonable royalty fee.  Many patent infringements are conducted by larger companies or conglomerates with significant resources.  Ironically, an inventor or patent owner may discover an infringing user, but may not have sufficient funds to prosecute the action against a typical manufacturer or user.  We intend, where able, to assist in facilitating patent prosecutions through our network of experts, funds permitting, for a fee.

The commercialization of our patents and intellectual property is intended to be effectuated through sale, license or sub-license of our intellectual property.  We may also decide to enter into one or more joint development agreements or joint ventures if we believe that the upside is sufficient to justify the added investment of resources.

Initial Technologies

Initially, we have been focusing on, and have tasked our Inventor Network to research and develop in, the following core areas that we believe will be the subject of much growth, interest over the coming years and where critical technologies are reaching a trasition point and require further innovation.  These include:

•

Cleantech- & Energy efficiency,

•

Semiconductors, which primarily involves use of the sun for energy or other technologies,

•

Water, which includes, among other things, production of potable water, hydraulic fracturing, and coal mining applications, and

•

Biomedicine.

Water

Water, like air, is critical to sustaining life.  With increases in population, and industrialization, and decreases of clean water supply, as well as increases of populations to areas that are bereft of fresh water supplies, or have limited clean water supplies, desalinization, and water purification have been in increasing demand.

Desalination of ocean water is a process requiring large amounts of energy and we believe is currently an impractical method for the generation of clean water, forcing industry to examine other strategies which may allow either the production or recycling of clean water.  We, as well as many others, believe that more efficient, less wasteful path forward will require a combination of awareness and new technologies applied to specific areas of human health and industry in which water usage is critical.  Other issues such as hydraulic fracturing (“fracking”) for oil supplies and questionable waste disposal practices also affect clean water supplies.

We hope to design or acquire novel methods and devices which will better enable the rapid filtration and recycling of water on a mass level.  Some technology applications and possible solutions or technologies being explored by us and our Inventor Network are:

•

Potable Water – Technologies that use ultraviolet water disinfection and next generation nano-water filters have been considered and are being studied by us, for purposes of obtaining consumable and safe water,

•

Hydraulic Fracturing – We have explored Development of smart colloids as propants to achieve desired fracturing quality while decreasing toxic additives and total amount of water used as well as ultrasonic methods to increase efficiency of fracking and reducing water consumption

•

Coal Mining – Technologies that utilize next generation filters for the removal of heavy metals from slurries

Our objective is for our planned inventions to be applicable and targeted for potable water supplies as we believe that this is the largest and most readily accessible market, however, we will target industrial water supplies as well.

Energy Efficiency & Cleantech

As worldwide energy demand increases, costs for energy inevitably rise.   These increased costs make desirable more innovation in energy production and delivery and highlight the urgency for renewable or solar type energy origination.  In addition, technologies that allow for substantial energy savings are also in high demand.

As we have started with Blackbox in 2011, we are dedicating resources to, and hope to acquire and further develop technologies in the following areas and for the following applications:

•

Solar power – Use of artificial photosynthesis and light energy harvesting to form energy from sunlight.

•

Fossil Fuel - Combined cycle power generation and fluidized bed coal reactor technologies are being explored for use in making energy production from existing natural fuels and petroleum based fuels more efficient.

•

Consumer electronics – we are exploring more efficient ways to power consumer electronics such as smart devices, and other electronic equipment, as well as app development for smart devices and smart phones.

Bio-Medicine

To meet the need for rapid and more accurate disease state diagnosis, novel tool sets must be developed taking advantage of micro and nanotechnologies.  Technologies today are in a new paradigm, as we now know more than ever with respect to the human genome, which has recently been mapped entirely, and, have to address new worldwide threats and needs as well as emerging illness trends. In addition, because of new medical threats and the nature of health care today, a need exists for new technologies available for deployment in point of care fashion on the field (i.e. bedside, ambulance etc.) and which will be capable of screening for a host of biomarkers in a rapid accurate and multiplexed manner.

Specifically, technologies that we explore are used in personalized medicine for medical modeling, and genetic screening, and, in infectious disease detection for rapid detection of protein markers and multiplexed diagnosis of multiple markers for increased accuracy.

Next Generation Semiconductors

The term “semiconductor” describes materials that exist in a middle ground of electronic activity: they can be selectively activated to allow electricity to flow or they can be selectively de-activated to stop the flow of electricity.  The semiconductor industry, which includes everything electronic such as cell phones, computers, other devices, appliances, etc., as well as many medical applications,  is massive, diverse, and ubiquitous with a common mantra driving innovation that can be summed up in four simple words:  Smaller. Cheaper. Faster. Cooler.

We are investing in research and technologies that we believe could provide solutions to obstacles currently being faced by information technology and lighting industries through the use of next generation semiconductor technologies.  By engineering semiconductor architectures from a bottom-up approach (nanotechnology), we are hoping to offer tighter control of electron flow in next-generation semiconductor-based circuitry for information technology, as well as tighter control of manufacturing specifications for solid state lighting applications.  By implementing our technologies, we will better enable circuit manufacturing to achieve their goals of producing smaller, more energy efficient chips for memory and computation, as well as giving solutions for solid state lighting to overcome quality and manufacturing issues that currently limit this technology.

No assurance can be made that we will be able to achieve our developments in the above areas or that we will have sufficient funds or resources to make these advances.  In addition, even if we do develop new and useful technologies, no assurance can be made that we will be able to commercialize or otherwise monetize these technologies.  We face a highly competitive environment with competitors and “in house” technology developers of large conglomerates with greater funds, resources and experience than our own, and that are more readily able to deploy their technologies over ours.  Our ability to succeed is dependent on, among other factors, our ability to raise sufficient capital to continue our R&D efforts, and our ability to quickly monetize our technologies and enforce our rights, as necessary.

List of Patents

We have, in 2012, begun filing patents of our own, which are owned by us or by our subsidiaries.  These patents were prepared by our Inventor Network in conjunction with other consulting and advisory firms...  The below table lists the patent application number, title of patent, and date:

USPTO Docket No.	Title	Filing Date
13722355	Novel Photocatalytic Systems for the production of hydrogen	December 12, 2012
13722411	Novel Photocatalyst for the production of hydrogen	December 12, 2012
13722476	Novel Photocatalytic system for the reduction of CO2	December 12, 2012
13755247	Light Emitting Device with All-Inorganic Nanostructured Films	January 31, 2013
13755186	Optoelectronic Devices with All-inorganic Colloidal Nanostructured Films	January 31, 2013
13755550	Artificial Photosynthetic System Using Photocatalyst	January 31, 2013
13788580	Oriented Photocatalytic Semiconductor Surfaces	March 7, 2013
13792698	System for Harvesting Oriented Light – Water Splitting	March 11, 2013
13793383	System for Harvesting Oriented Light for Carbon Dioxide Reduction	March 11, 2013
13797428	Substrate for Increased Efficiency of Semiconductor Photocatalysts	March 12, 2013
13801169	System for Harvesting Oriented Light for Water Splitting and Carbon Dioxide Reduction	March 13, 2013
13837412	Method for Increasing Efficiency of Semiconductor Photocatalysts	March 15, 2013
13833457	System for Increasing Efficiency of Semiconductor Photocatalysts Employing a High Surface Substrate	March 15, 2013

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

Domain Registries

We have acquired the following domain names for use in connection with the Company’s business, all of which are in development.

•

Visiondynamicscorp.com

•

InventorNetwork.com

•

InventorNetwork.biz, Inventornetwork.us, Inventornetwork.info and Inventornetwork.net

•

SunpowerTechnologies.com

•

Medivirontech.com

•

Nextgenerationsemi.com

•

Potablewatertech.com

•

Employees

The Company has two full time employees.  In February of 2011, the Company hired David Duncan as a consultant, and eventually an executive officer of the Company, in order to meet its obligations to hire a Suitably Qualified Person as required under the Chicago License.  Mr. Duncan subsequently resigned in November of 2011, and was replaced by Mr. Luis Leung. Mr. Ford Sinclair remained as president during this period.  Their biography and that of all officers and directors during 2011 to date is included below in this Report under the “Management,” “Executive Compensation” and “Certain Relationships and Related Transactions and Director Independence” sections below.

The Company has been able to successfully attract scientific consultants and inventors on an at-will, independent contractor basis, where such persons are hired for specific R&D related to their respective field.  As of the date hereof, the Company has access to 11 inventors , who conduct research and assist in and advise on, drafting and filing of patent or provisional patent applications.

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

Item 1A.   Risk Factors.

Set forth below are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this report or otherwise have a detrimental effect on the Company, our business, financial condition, results of operations, cash flows and on the market price of our common stock. These risks should be considered in making any investment decisions in the Company.

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

Our independent auditors have expressed doubt about our ability to continue as a going concern.  We are, for all material purposes, currently a development-stage company only with limited intellectual property assets.  We have no commitments for grants and grant funds cannot, generally, be used towards commercialization and manufacturing efforts.  Accordingly, we will be dependent on obtaining additional external sources of capital in order to fund operations or even continue as a going concern.

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

Many of the present owners of our issued and outstanding securities acquired such securities at a cost substantially less than that of the open market.  In addition, the Company currently is indebted to AF Fund for unpaid accrued fees, and loans originally made and sold by Noctua Fund Manager to the Company since 2009 or earlier, as reflected on our convertible promissory notes in the aggregate initial principal amounts totaling $3,600 plus accrued interest of $60 as of December 31, 2012, these notes and accrued interest are convertible into common stock based on conversion prices at the times of the loans (into approximately 8,400,000 shares, in aggregate as of December  31, 2012) all of which are currently in default.  Therefore, the shareholders will bear a substantial portion of the risk of dilution and losses.

We will need to raise substantial additional capital in the future and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to support our business requirements or build our business.  The terms of any capital raise may require that we issue shares to investors at below quoted market prices, which may result in further dilution.

We currently have no revenues and do not expect to have any revenues or cash flows until we have developed our intellectual patent portfolio and services business.  We expect that we will need at least $1,000,000 in capital over the next eighteen months to further develop and commercialize our technologies.  Our current cash, cash equivalents and available-for-sale securities, will be insufficient to meet our anticipated operating and capital requirements for at least the next year.  We will need to raise capital in order to complete our technology development activities.   We currently compensate consultants on a per diem type arrangements, to assist with IP development and patent or provisional patent filings on an as needed basis.  If we run out of capital we will have to curtail these efforts.  We may raise additional capital through a variety of sources, including the public equity market, private financings and debt.  If we raise additional capital through the issuance of equity or securities convertible into equity, our stockholders may experience dilution. Those securities may have rights, preferences or privileges senior to those of the holders of the common stock.  Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully support our business requirements or build our business.

We have a history of losses and may incur additional losses in the future.

We do not have income for the years ended December 31, 2012 and 2011, respectively.  We have limited cash on hand and we are dependent on capital raising activities to fund our operations and R&D activities.  We expect to continue incurring significant legal, marketing and general and administrative expenses in connection with our operations. As a result, we anticipate that we may incur losses in the future.  No assurance can be made that we will be able to raise capital if and as needed and, our inability to do so can lead to the loss of our assets or inability to monetize our technologies.

Our future success depends on our ability to expand our organization to match the growth of our subsidiaries.

We intend to hold most of our assets, and enter into licenses through, our operating subsidiaries.  As our operating subsidiaries grow, the administrative demands upon us and our operating subsidiaries will grow, and our success will depend upon our ability to meet those demands. These demands include increased accounting, management, legal services, staff support, and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results

Potential acquisitions may present risks, and we may be unable to achieve the financial or other goals intended at the time of any potential acquisition.

Our future growth depends, in part, on our ability to acquire patented technologies, patent portfolios, or companies holding such patented technologies and patent portfolios. Accordingly, we intend to engage in acquisitions to expand our patent portfolios and we intend to continue to explore such acquisitions, including the potential significant acquisition of a third party with respect to which we have begun due diligence efforts. Such acquisitions are subject to numerous risks, including the following:

•

our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

•

difficulty integrating the operations, technology and personnel of the acquired entity

•

our inability to achieve the anticipated financial and other benefits of the specific acquisition;

•

our inability to retain key personnel from the acquired company, if necessary;

•

difficulty in maintaining controls, procedures and policies during the transition and integration process;

•

diversion of our management's attention from other business concerns; and

•

failure of our due diligence process to identify significant issues, including issues with respect to patented technologies and patent portfolios, and other legal and financial contingencies.

If we are unable to manage these risks effectively as part of any acquisition, our business could be adversely affected.

Our operating subsidiaries depend upon relationships with others to provide technology-based opportunities that can develop into profitable royalty-bearing licenses, and if they are unable to maintain and generate new relationships, then they may not be able to sustain existing levels of revenue or increase revenue.

Neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and acquisition of new patents and inventions through our relationships with inventors, universities, research institutions, technology companies and others.  If our operating subsidiaries are unable to maintain those relationships and continue to grow new relationships, then they may not be able to identify new technology-based opportunities for sustainable revenue and growth.

Our current or future relationships may not provide the volume or quality of technologies necessary to sustain our business.  In some cases, universities and other technology sources may compete against us as they seek to develop and commercialize technologies.  Universities may receive financing for basic research in exchange for the exclusive right to commercialize resulting inventions.  These and other strategies may reduce the number of technology sources and potential clients to whom we can market our services.  If we are unable to maintain current relationships and sources of technology or to secure new relationships and sources of technology, such inability may have a material adverse effect on our operating results and financial condition.

The success of our operating subsidiaries depends in part upon their ability to retain the best legal counsel to represent them in patent enforcement litigation.

The success of our licensing business depends upon our operating subsidiaries' ability to retain the best legal counsel to prosecute patent infringement litigation. As our operating subsidiaries' patent enforcement actions increase, it will become more difficult to find the best legal counsel to handle all of our cases because many of the best law firms may have a conflict of interest that prevents their representation of our subsidiaries.

We rely on representations, warranties and opinions made by third parties that, if determined to be false or inaccurate, may expose us and our operating subsidiaries to certain material liabilities.

From time to time, we may rely upon representations and warranties made by third parties from whom our operating subsidiaries acquired patents or the exclusive rights to license and enforce patents. We also may rely upon the opinions of purported experts.  In certain instances, we may not have the opportunity to independently investigate and verify the facts upon which such representations, warranties, and opinions are made.  By relying on these representations, warranties and opinions, our operating subsidiaries may be exposed to liabilities in connection with the licensing and enforcement of certain patents and patent rights which could have a material adverse effect on our operating results and financial condition.

In connection with patent enforcement actions conducted by certain of our subsidiaries, a court may rule that we or our subsidiaries have violated certain statutory, regulatory, federal, local or governing rules or standards, which may expose us and our operating subsidiaries to certain material liabilities.

In connection with any of our patent enforcement actions in the future, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions.  In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorney's fees and/or expenses to a defendant(s), which could be material, and if we or our operating subsidiaries are required to pay such monetary sanctions, attorneys' fees and/or expenses, such payment could materially harm our operating results and our financial position.

Rum Punch Partners, Ltd (“RP Partners”) is our principal stockholder and through its general partner, Mango Bay Management, LLC (“MB Management”) and its manager, Manuel Suquilanda,  has the ability to exert significant control in matters requiring stockholder vote and could delay, deter or prevent a change in control of our company.  RP Partners and its principal also controls the Company by virtue of their ownership of the Series A Preferred Stock which votes on a 250 for 1 basis with a common stock.

RP Partners, which in turn is controlled by its general partner Mango Bay Management, LLC (“MB Management”) the manager of which is Manuel Suquilanda has the ability to control the Company and its policy making.   Since our stock ownership and preferred stock ownership is concentrated among a limited number of holders (namely MB Management, and a few others listed in the ownership disclosure section below), those holders have significant influence over all actions requiring stockholder approval, including the election of our board of directors.  Through their concentration of voting power, they could delay, cause, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders.  They may do so without notice to or consent of management, the Company or any shareholder.  In deciding how to vote on such matters, they may be influenced by interests that conflict with other stockholders.  Accordingly, investors should not invest in the Company’s securities without being willing to entrust the Company’s business decisions to such persons.

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

The bylaws allow the board to issue common shares without stockholder approval.  Currently, the board is authorized to issue a total of 1,000,000,000 common shares, par value $0.001 per share, of which 22%have been issued or reserved for issuance as of October 31, 2011.  In addition, the board is authorized to issue up to 25,000,000 preferred shares of which 5,000,000 are already designated and issued as control shares with the remaining  20,000,000 still authorized as “blank check” preferred stock , which may be issued with rights, terms,  privileges and preferences as the board, in its sole discretion may approved.  In addition 198,245,929 shares of outstanding common stock and 5,000,000 shares of outstanding preferred stock, the following additional shares are reserved for issuance or may, at any time, be issued from time to time:

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

We have no revenues and our technologies have not been commercialized.  We also do not have any material revenues or significant assets from our prior BlackBox businesses.

As we develop and file patents, our technologies are still in development stage.  We have not yet and may never fully develop the technology to allow for commercial applications. We cannot assure you that we will generate revenues or that we can achieve or sustain profitability in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable.  Revenues and profits, if any, will depend upon various factors, including whether our technology development can be completed, and if we can achieve market acceptance for the targeted applications.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We have a history of net losses, we expect to continue to incur net losses in the foreseeable future, and may never achieve profitability.

Our losses have resulted principally from administrative expenses associated with our operations.  We have not had any IP related revenues and do not anticipate commercial product sales for the next several years.  We expect our losses to continue for the foreseeable future and depend on capital raises to survive.  We cannot assure you that we will develop our technologies, or, if even if successfully developed, that resulting applications will be commercially viable. We expect to incur substantial additional operating losses as a result of increases in expenses related to technology and product development, manufacturing and selling, general and administrative costs. In addition, we incur substantial expenses to comply with our obligations as a public company. We may never achieve profitability. We may need additional funding for our operations and we cannot assure you that it will be available on commercially reasonable terms, if at all. Our ability to achieve profitability will depend upon many factors, including our ability to:

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

Our inventions are new and unproven in commercial end-use applications and we are still in the early stages of determining the feasibility of using our technology to develop and integrate our products for end-use applications.  To the extent we endeavor to develop prototypes or end use products they require significant and lengthy product development efforts. To date, we do not intend and have not developed any commercially available products. To the extent we venture into the product development process, we may experience technological issues that we may be unable to overcome. If we are not able to successfully develop the technology, associated manufacturing processes, and viable products for commercial partners’ end-use applications, then we will be unable to generate product revenue or build a sustainable or profitable business from those efforts.

We may need to achieve commercial acceptance of our technology and meet commercial specifications from commercial partners for our inventions to obtain product revenue and achieve profitability.

Even if our products are technologically feasible, we may not successfully develop commercially viable products according to our development schedule, if at all. It will be at least several years before our first products are commercially available and during this period, superior competitive technologies may be introduced or customer needs may change resulting in our products being unsuitable for commercialization. Our revenue growth and achievement of profitability may depend substantially on our ability to introduce new products into the marketplace that are widely accepted by customers. If we are unable to cost effectively achieve commercial acceptance of our products, our business will be materially and adversely affected.

We are dependent on few key personnel.  We may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business.

Our success is highly dependent on the continued services of our consultants and advisors for the advancement of our business and technology.  The loss of the services of any of our key consultant or advisors would have a material adverse effect on our development plans and prospective operations. The company currently has limited personnel does not have any long-term employment agreements.  Going forward, our success will depend upon, among other factors, our ability to attract, retain and motivate qualified research and development, engineering and operating personnel, generally and during periods of rapid growth, especially in those areas of our businesses focused on new products and advanced manufacturing processes. There can be no assurance that we will be able to attract and retain key employees on acceptable terms to operate our business successfully.

Even if we venture to develop commercially acceptable products, we cannot determine whether we can manufacture our products in a cost effective manner or achieve profitability.

Even if our technology and products gain commercial acceptance, we may not be able to manufacture our products, or have them manufactured, at a cost that enables us to be competitive for our commercial partners’ end use and allows us to become and remain profitable. We do not know if we will be able to use commercially available equipment to manufacture..  Further development and expense for unique or modified equipment might be required.  We do not know the requirements for the equipment necessary for commercial production of our products.  The design and success for any unique or modified equipment may not be technically feasible. In addition, these unique or modified requirements might not be acceptable to potential commercial partner in terms of cost or acceptable manufacturing and production specifications.

We are dependent on the services of our inventor network, scientific consultants, contractors and strategic advisors for all of our development activities and our business could be harmed if we were unable to utilize their services.

We depend on the services of consultants and advisors to assist us with technical and business activities, and for our patent application and prosecution efforts.  These individuals are not our employees and, may be employed for others, and we do not have access to all of their time or work product and may have difficulty obtaining the amount of time and attention from these strategic advisors that we need. In addition, we do not have any assurance that these strategic advisors will continue to provide services to us or, if not, that they will not provide services to our competitors.  If we were unable to utilize the services of these individuals, our development efforts or our relationships with new or existing partners may be harmed.

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

Risks Related to Competition and our Industry

Because or technologies are applicable to multiple large markets and multiple end-use applications, we will likely face competition from companies in multiple industries, as well as from the internal efforts of our potential commercial partners and, if we fail to compete effectively, our business could suffer.

All of our technologies are being introduced for uses that may be deployed in large business or industrial segments.  Many of these technologies have similar competing technologies that are already established and are in use, or are being developed by companies with far more resources, market penetration, and capital than our own.  Many of our competitors, as well as potential future academic and commercial partners, may have access to substantially greater financial, technical, operational, intellectual property, legal and other resources than we do, which may enable them to react more effectively to new market opportunities.   Currently, we have no internal marketing, sales, or manufacturing infrastructure in place and our R&D is limited to our inventor network and consultants that we retain from time to time for specific purposes.    Many of our competitors and potential future partners have greater name recognition and market presence than we do, which may allow them to market themselves more effectively to new customers and prevent us from achieving commercial progress.  If we do not compete successfully, our ability to develop and sell our products could be harmed and our business could suffer.

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

The subject of nanotechnology has received negative publicity.  Government authorities could, for health, safety, social or other purposes, prohibit or regulate the use of nanotechnology. Ethical and other concerns about nanotechnology could adversely affect acceptance of our potential products or lead to government regulation on the manufacture or use of nanoscale materials.  In addition, our inventions may be subject to export restrictions by the United States or import restrictions by other countries because of the potential use of nanostructured materials.

Risks Related to Our Intellectual Property

Our patents and patent applications may cover technologies that have few or no commercial applications.

The patents pending and patent applications that we file and may license from time to time  are directed to technologies that were invented in the course of academic or government research activities, and may not have been invented with a view toward commercial applications.  As a result, these licensed patents and patent applications may only cover technologies that have few or no commercial applications and may therefore provide limited or no coverage of any potential products we may develop.

Our inability to adequately protect and maintain our intellectual property could harm our business.

Our ability to achieve commercial success will depend in part on obtaining, maintaining and defending our intellectual property as well as successfully defending our intellectual property against any third party challenges and prosecuting against infringements of our intellectual property rights.  This will require us to pay the license and other commercialization costs as well as defend against use or initiate claims against third parties.  If we are unable to obtain and maintain patent and trade secret protection for our technology and products, our business could be harmed. In addition, we will only be able to protect our technology and enabled products from unauthorized use by third parties where we obtain and maintain valid and enforceable patents or trade secrets.

We cannot be certain of the final issued patents or claims to technologies if we have licensed them or for future patent applications, their ability to protect our intellectual property rights, or the degree to which they will provide us competitive advantage.

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently have various provisional patent applications on file, and are developing others and, we may need to pursue additional protections for our intellectual property as we develop new products and enhance existing technologies.  We may not be able to obtain appropriate protections for our intellectual property in a timely manner, or at all. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

Our patents or provisional patents are currently pending and have not been issued by the respective domestic and international patent offices and regulators.  We cannot predict the claims or breadth of claims that may be allowed or enforced in our future patent applications or in our licensed patents.  The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. For example:

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

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. Trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, such as confidentiality agreements and non-competition agreements, our employees, consultants, contractors, partners and other advisors may unintentionally or willfully disclose our information to competitors or use them for their own benefits.  Moreover, not all consultants or service providers or other persons that may have access to our information from time to time, will necessarily be covered by confidentiality agreements.  Enforcing claims that a third party illegally obtained, disclosed or is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know how that is equivalent or preferential to our trade secret practices.

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

We have very few shareholders and almost no trading volume.  In addition, there are fewer and fewer broker dealers willing to make markets in bulletin board securities, especially startups or, to even accept securities such as ours for deposit.  There is only a limited public market for the Company’s common stock, and no assurance can be given that a market will continue or that a stockholder ever will be able to liquidate his investment without considerable delay, if at all.  In addition, most of our stock is owned by a few people, including MB Management which is an affiliate of certain control persons of the Company.  If a market should continue, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of our common stock. Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in our common stock. Even if a purchaser finds a broker willing to effect a transaction in our common stock, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our common stock as collateral for any loans.

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

RP Partners, which is managed by MB Management, its general partner and controlled by Manuel Suquilanda it managing member is our largest shareholder and control person with over 60% ownership control of the Company, and controls Shrink as well. Shrink is also, separately and on its own, a holder of a liquid control block of over 27 million shares (approximately 19% of the Company).

RP Partners by MB Management is a successor in interest to Noctua Fund Manager, LLC beneficially owns over 60% of our common stock. RP Partners by its general partner MB Management also owns and controls all of our Series A Preferred Stock which votes on a 250 for 1 basis with our common stock and contains veto powers enabling them to change our board or change control of the Company, without notice to or consent of the Company or its shareholders or board.

There is no lock-up provision on these shares other than resale restrictions under the Securities Act.  MB Management therefore, has the ability, to exert control over our management decisions and, will have the ability to sell large volumes of stock over the course of the next few years.

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

In addition, your investment could be diluted and the price of our common stock could be affected by possible conversion by holders of our convertible notes into shares of common stock.  The price of our common stock could be further affected by sales of our common stock by holders of our convertible notes and by hedging or arbitrage trading activity that may develop involving our common stock.  As of December 31, 2012 we had convertible notes outstanding with a principle balance of $3,600 and interest of $180 convertible into approximately 8,400,000 shares of our common stock.

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

Currently, 5 million shares of Series A Preferred Stock are issued and outstanding to RP Partners by MB Management.   These shares vote on a 250 for one basis with our common stock and also contain certain veto-rights and powers.  Accordingly, the holder of these shares has full control over the company’s board and activities at all times.  There are no restrictions on assignment of all or any portion of these shares to one or more persons, which could result in an immediate change of control without notice to or consent of, the Company, its shareholders or management.  These shares contain strict voting and veto rights, and other restrictive covenants.  As a result, 100% of our voting control is vested through the existence of our outstanding preferred stock held by RP Partners, which is indirectly controlled by Manuel Suquilanda, its manager, may hinder our ability to raise capital at favorable prices if and as needed, or to make acquisitions.

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

Item 2.   Properties.

The Company currently leases 64 Sq. Ft. of office space at 1462 Erie Boulevard, Schenectady, New York, 12305.  The lease for this space is $95.50 per month plus telecommunications costs and certain office expenses and ended on January 4, 2012, at which time it turned to month to month lease.  The Company’s phone number is (518) 935-2830.

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

As a result, the Company’s stock symbol was temporarily modified to “VTDID” through July 12, 2011 at which time it resumed trading under the symbol “VTDI.”   The common stock of the Company is currently traded over the counter and is listed on the pink sheets.  The availability of historical trading prices of our common stock is limited, with periods of little or no trading activity. The following table sets forth the available approximate range of high and low bid prices for the common stock of the Company during the periods indicated. The quotations presented are adjusted to reflect splits in our common stock and reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

As of April 10, 2013, the Company had 198,245,929 shares of common stock issued and outstanding.

2012 (1)	Low	High
First Quarter	$0.01	$0.15
Second Quarter	$0.01	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.09	$0.51
2011 (1)	Low	High
First Quarter	$0.2703	$ 10.81
Second Quarter	$0.011	$101.00
Third Quarter	$0.04	$ 1.00
Fourth Quarter	$0.0401	$ 0.40

(1)

Adjusted to reflect both the reverse and forward splits in 2011.

As of April 10, 2013, the closing quotation for our common stock was $0.11 per share.

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

Approximate number of equity security holders

The approximate number of record holders of the Company's common stock as of January 15, 2013, was 61 which does not include shareholders whose stock is in street name or held through securities position listings, such as CEDE & Co.

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

Securities authorized for issuance under equity compensation plans

Effective as of June 13, 2011, the Company’s Board of Directors adopted the Vision Dynamics Corporation 2011 Stock Incentive Plan (the “Plan”). The Plan provides for the award of Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock or Stock Purchase Rights (all as defined in the Plan), and 50,000,000 shares have been reserved for issuance under the Plan. If an option or Stock Purchase Right expires or becomes un-exercisable without having been exercised in full, or is surrendered for exchange, the un-purchased shares that were subject to those awards will become available for future grant or sale under the Plan. The Company intends to submit the adoption of the Plan for stockholder approval at its next annual meeting of stockholders. The foregoing is a summary only of the material terms of the Plan, a full copy of which is filed as a copy to this Report. To date, no shares or options to acquire shares under the Plan have been issued.

Purchases of equity securities by the small business issuer and affiliated purchasers

During the year ended December 31, 2012, neither the Company nor any of its affiliates purchased any equity securities of the Company or on behalf of the Company.

Recent Sales of Unregistered Securities

Effective as of August 22, 2012, the Company issued 44,000,000 of its restricted common shares to Luis J. Leung, a member of the Company’s board of directors, and the Company’s Chief Executive Officer, in exchange for discharge of all services rendered between November 14, 2012 and July 31, 2012, valued at $ 22,000.00.

In October of 2012, the Company sold 62,500 shares of restricted common shares to a non-US based investment fund, for $25,000, or $0.40 per share.  Subsequently, in December 7 of 2012, the Company sold an additional 317,500 Shares for consideration of $125,000, or $.3937 per share. These shares were not issued as of December 31, 2012. All issuances shall be exempt under the securities registration requirements of the Securities Act in that they were restricted securities sold to an overseas investor and complied in all respect, among other exemptions, with Regulation S of the rules of the SEC promulgated under the Securities Act.

Item 6. Selected Financial Data.

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis in this Annual Report on Form 10-K (the “Report” or “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The Report should be read in conjunction with the accompanying Financial Statements and related notes and the Risk Factors contained herein as well as the Business section. You can reference additional specific risks relating to the Company and disclosure set forth in this report as provided in the “Forward Looking Statements” section in the forepart to this Report and in the “Risk Factors” section above.  The statements made herein are as of the date of filing of this Report and we do not undertake to update the same other than as required by SEC rules in subsequent filings.

OVERVIEW AND PLAN OF OPERATION

On June 3, 2011, we completed the closing of its acquisition of BlackBox Semiconductor, Inc., a Delaware corporation (“BlackBox” or sometimes “BlackBox Subsidiary” or “BlackBox Delaware”) from Shrink Nanotechnologies, Inc. (“Shrink” or the “Seller”), pursuant to a Share Exchange Agreement (the “Share Exchange”)  with Shrink (the “BlackBox Acquisition”).   As a result of the BlackBox Acquisition, we succeeded to the Business of BlackBox on June 3, 2011. Shrink was an entity affiliated with the Company prior to the BlackBox Acquisition. While we have allowed the Chicago License, described below and above to lapse, we have focused our efforts on developing, on our own and through our inventor network of scientific advisors, engineers, consultants and experts, various technologies and to file provisional patent applications based on these inventions.

Terms of the BlackBox Share Exchange

As consideration for the acquisition of BlackBox, we (i) originally agreed to pay $75,000 in cash within 60 days of the Closing Date, which payment due date was subsequently extended, and (ii) issued an aggregate of 27,030,000 shares of our common stock, par value $0.001 per share to Shrink (the “Exchange Shares”), or, approximately 19% of our outstanding stock as of the date immediately after the Closing Date.  In exchange therefore, we received (i) all of the shares of BlackBox resulting in BlackBox becoming our wholly owned subsidiary, and (ii) 14,000,000 shares of the common stock, par value $0.001 per share, of Shrink (the “Shrink Consideration Shares”).   The $75,000 payment due in December has since been reduced to $12,500 and paid in full and discharged in October 2011.

Related Parties

At the time of the Shrink Acquisition, Shrink and the Company were both controlled by Noctua Fund Manager, LLC and the Noctua Fund, LP (NFM).  Accordingly, as a result of the inherent conflicts of interest, the BlackBox Acquisition was approved by independent and disinterested directors of Shrink and of the Company.  Subsequently, by April of 2012, equity interests held by NFM and Noctua Fund  were subsequently ultimately sold and transferred to Rum Punch Partners, Ltd., a Texas limited liability company which is managed by Mango Bay Management, LLC (MB Partners), which is in turn indirectly controlled by an investor group managed by Manuel Suquilanda, its manager.  The 2010 Secured Note was sold and assigned to a separate purchaser, Alpha Finenze Fund.

The Company intends to wind down or liquidate its current operations any remaining assets or operations as an online retailer of aftermarket Triumph motorcycle parts and accessories.   The Company does not have any material liabilities from this business segment.

Accounting Treatment

As a result of our BlackBox Acquisition, we have succeeded to the business and technology development operations of BlackBox Delaware, which, until termination of the license with the University of Chicago, constituted our primary asset and operations.  Accordingly, the Parent holding company, currently called Vision Dynamics Corporation, is deemed the financial acquirer for accounting related purposes, and in this Management Discussion and Analysis of Financial Condition and Results of Operations, are those of Vision Dynamics Corporation unless the context requires otherwise.  At this time, we were in the process of disposing of our Sportbike-customs.com related business.

Description of Business

BlackBox is now a wholly owned subsidiary of Vision Dynamics Corporation and was originally formed in Delaware on October 28, 2010 by Shrink for the purposes of acquiring and holding certain licenses, specifically, those related to the University of Chicago.  We acquired BlackBox under the BlackBox Acquisition effective as of June 3, 2011.

Our primary asset and business immediately after the BlackBox Acquisition was BlackBox and its intellectual property and licenses.  Specifically, BlackBox’s primary asset was its license from the University of Chicago (“Chicago License”) to commercialize certain technology and intellectual property that increases performance of certain solution-based, inorganic, semiconductor nanomaterials. These nanomaterials are used to create liquid semiconductor materials that can be deposited (e.g., printed or sprayed) to form certain semiconductor films and other structures for use in a multitude of semiconductor device applications.  While this license has since lapsed we have used our knowledge and inventor network of professionals, to begin developing “in house” through independently hired engineers, consultants, experts and scientists, with specific knowledge and experience in their fields.

We are no longer limited to liquid semiconductor technology and related solutions and have expanded our scope greatly to reflect our business, as a developer and aggregator of technologies.

Additional specific information relating to the BlackBox Acquisition and the Chicago License are all contained in the Current Report on Form 8-K, Date Of Event June 3, 2011, as amended and its exhibits, and other periodic reports that may be filed from time to time.

Additional detailed information relating to our business is set forth under the section titled “Item 1. Business” above and in the risk factors to this report.

Liquidity and Debt Restructurings in 2011

Settlement of Outstanding Debt Owed to Noctua Fund Manager; Issuance of Unsecured Note

As of  March 15, 2011, the Company entered into a Letter Agreement with Noctua Fund Manager, LLC, (“NFM”) a creditor and affiliate of a principal shareholder of the Company and of Shrink at the time of the transaction, (the “NFM Letter Agreement”), pursuant to which the Company issued to NFM an unsecured convertible note in the principal amount of $274,000 and accruing interest at 2% per year, in order to settle and accrue $274,000 (the “Unsecured Note”).  The Unsecured Note reflected amounts owed to NFM for past due account payables owed to NFM in connection with operational expenses, including working capital, and administrative services rendered. The remaining unconverted amount of the $274,000 2% note was, on April 5, 2012, acquired by an entity indirectly controlled by Mr. Mr. Panther, and, subsequently sold for value to Alpha Finanz, Ltd. Upon issuance, the Unsecured  Note were due March 14, 2012, accrues interest at 2% per year with a default rate of 3%, and principal and interest on the Unsecured Note is convertible at a fixed price of $0.017125  per share into 16,000,000 shares as of the effective date.  The Unsecured Note automatically converts by its terms in the event and to the extent that the note is assigned to anyone absent consent of the Company.  In October 2011, the Company issued 16,000,000 common shares upon conversion of the Unsecured Note (which, at that time was owned by NFM) and also issued 77,013 shares in exchange for $1,319 of interest thereon. The remaining balance of $3,780 of the Unsecured Note, the 2010 Secured Note (see below) were acquired by an entity indirectly controlled by a former affiliate of the Company, and subsequently sold to our current debt holder Alpha Finanz, Ltd. (the “AF Fund”) in April of 2012.

There no amounts due under this agreement since December of 2012.

Modification of Existing 2010 Secured Note

Effective as of January 31, 2011, the Company entered into a Loan Modification Letter (the “Loan Modification”) with NFM.  Pursuant to the Loan Modification, the Company amended and replaced the previously existing 5% Secured Convertible Promissory Note Series 04012010-A1 (the “Original Secured Note”) issued to NFM on April 1, 2010, in the principal amount of $38,168.38, with a new note, in the principal amount of $45,881.00 due on March 31, 2011 (as amended. This amended secured note. (the “2010 Secured Note”) which subsequently acquired by the AF Fund.  The Loan Modification reflects additional principal and certain other accommodations of the note holder so as to reflect, specifically:

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

As of the issuance date, the Secured NFM Note was convertible into 101,957,760 shares of the Company’s Common Stock. No other material changes have been made to the Amended Secured NFM Note.  On March 22, 2011, and as part of an agreement to reduce the Company’s debt, NFM agreed to convert $36,000 of principal and interest under the Secured NFM Note, into 80,000,000 shares of the Company’s restricted common stock, and in October, the Company issued 15,173,156 common shares for payment of principal balance totaling $6,602 and accrued interest of approximately $226,  leaving approximately $3,780 of principal and interest outstanding as of December 31, 2012 which are convertible into 8,400,000 shares.

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

Consulting Agreement With David Duncan

Effective as of February 15, 2011, the Company entered into a Consulting Agreement with David Duncan (the “Duncan Consulting Agreement”).  The Duncan Consulting Agreement retained Mr. David Duncan as a consultant through May 19, 2011, with compensation of $6,000 for the first month ended March 17, 2011, and $13,000 for each month ended April 17 and May 18, 2011, respectively.  Between May 2011 and his resignation on November 19, 2011, Mr. Duncan was compensated in accordance with a modification to his compensation agreement and paid $60,000 and is due $45,720 which remains in dispute.

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

On August 15, 2012, the Company appointed Milene Andrade as General Counsel and Director of the Company.  Ms. Andrade was not affiliated with the Company or its management prior to appointment.  As a result of Ms. Andrade’s appointment the Board of Directors of the Company currently, and as at December 31, 2012, consists of Ford Sinclair, Luis J. Leung and Milene Andrade.

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

Results of Operations for the years ended December 31, 2012 and December 31, 2011

Revenue

The Company, including its subsidiaries, has not had any revenues in 2012 or 2011, as it is a development stage company.

Operating Expenses

Vision Dynamics Corporation had total operating expenses of $ 81,998 for the year ended December 31, 2012 as compared to $194,496 for the year December 31, 2011.   The decrease in total operating expenses is attributed to a general decrease of professional fees and administrative costs.  We expect operating expenses to increase as we expand our operations and invest into research and development activities.

General and Administrative Expenses.  Our general and administration expenses increased to $29,656 for the year ended December 31, 2012 as compared to $117,676 the year ended December 31, 2011.   This decrease was mainly due to a decrease in officer salaries.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisition and consulting arrangements with our Inventor Network and scientists.  Our costs for professional fees decreased to $52,342 for the year ended December 31, 2012, as compared to $71,550 for the year ended December 31, 2011.   The change was due to a decrease in legal costs and accounting fees. We expect an increase in our professional and research and development costs as we increase our inventor network, acquire new technologies from time to time, and file patent or provisional patent applications.

Amortization. Our amortization expenses decreased to $nil for the year ended December 31, 2012, as compared to $5,270 for the year ended December 31, 2011.  The decrease in amortization expenses was due to the write off of the licensing agreement with the University of Chicago.

Interest Expense. Interest expense decreased to $537 for the year ended December 31, 2012 as compared to $217,552 for the year ended December 31, 2011. The decrease in interest expenses is related to conversion of the NFM Note into common stock in 2011.

Gain(Loss) on Debt Settlement. On August 22, 2012, the Company converted $22,000 of accounts payable to Luis J. Leung, the CEO of the Company, into 44,000,000 shares of common stock.  The shares issued, based on the previous day’s closing price, were valued at $114,400.  A loss on conversion of $92,400 was recorded accordingly (see Note 8).

We expect operating expenses to continue as we invest further in business development activities and invest into our patent research and development.  We do not have capital commitments yet to cover any of our operating expenses and to date. To date, our capital needs for Vision Dynamics Corporation have been funded by our principals, and private investors.

We have limited cash on hand, and to the extent we are able to negotiate with parties with whom we enter into business agreements with to accept stock in lieu of cash, these issuances could dilute the ownership of our shareholders.

Net Loss

For the year ended December 31, 2012, we had a net loss of $174,934 as compared to $351,408 for the year ended December 31, 2011.  Management attributes the decrease in net loss to reduction in interest expenses as well as reduction of professional fees and administrative costs.

We anticipate continued losses relating to investment into our development activities relating to Vision Dynamics Corporation, and to our capital raising activities.  We intend to fund our inventor network, patent creation and technology development activities, through potential government grants, partnerships and arrangements with universities and equity and debt financings.

Liquidity and Capital Resources

Our cash on hand at December 31, 2012, and December 31, 2011, was $106,998 and $40,392, respectively.  The increase in cash is primarily attributable to financing commitments made during the year ended December 31, 2012.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below).

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

Cash Flow (All amounts in U.S. dollars)	The Year Ended December 31, 2012	The Year Ended December 31, 2011

Net cash provided (used) in operating activities	$(63,269)	$(114,453)
Net cash provided (used ) by investing activities	(20,125)	3,225
Net cash provided by financing activities	150,000	150,619

Net Increase in Cash and Cash Equivalents	66,606	39,392
Cash and Cash Equivalent at Beginning of the Year	40,392	1,000
Cash and Cash Equivalent at End of the Year	$106,998	$40,392

Operating Activities

Net cash used in operating activities was $63,269 for the year ended December 31, 2012, as compared to $114,453 provided in operating activities for the year ended December 31, 2011. The change in net cash used in operating activities was mainly due to reduction of management and accounting costs. We expect our operating activities to increase as we increase the level of our inventor network spending and spending on patent applications and provisional patent applications.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2012 was $20,125 as compared to $3,225 net cash used in investing activities for the year ended December 31, 2011.  The change in net cash used in investing activities was mainly due to the work in progress for the patents.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2012 was $150,000 as compared to $150,619 net cash provided by financing activities for the year ended December 31, 2011. Management will look toward raising further capital through financing activities during the fiscal year ended 2013.

In October of 2012, the Company sold 62,500 shares of restricted common shares to a non-US based investment fund, for $25,000, or $0.40 per share.  Subsequently, in December 7 of 2012, the Company sold an additional 317,500 Shares for consideration of $ 125,000.00, or $.3937 per share. These shares were not issued as of December 31, 2012. All issuances shall be exempt under the securities registration requirements of the Securities Act in that they were restricted securities sold to an overseas investor and complied in all respect, among other exemptions, with Regulation S of the rules of the SEC promulgated under the Securities Act.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Because of the Company has not yet generated revenues and the excess of current liabilities over current assets at the period ended, there is substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent on obtaining additional outside financing.  The Company has funded losses from operations primarily from the issuance of equity and debt.  The Company believes that the issuance of debt will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.

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

The Company estimates that it will need at least $1,000,000 in capital over the next eighteen months to further develop its Inventor Network, patent portfolio and services business and that substantial additional costs will be incurred in order to invent and potentially develop prototypes for new technologies.  The Company is not aware as to how much, if any, of these funds will be obtainable from private parties, government grants and/or offset by joint venturing development of our inventions.

License Agreement with University of Chicago

The primary asset of BlackBox included the exclusive Chicago License entered into as of November 30, 2010, with the University of Chicago, granting to BlackBox Delaware the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites (US PTO Application No. PCT/US10/32246) and future patent applications filed by the University of Chicago based on certain other patentable technologies described in the Chicago License.  The Company allowed the Chicago License to lapse in mid-2012 as we did not believe it was in the best interest of our shareholders to allocate sufficient capital to pursue and maintain it, and, because the Company’s management elected to use its new relationships and knowledge in order to retain professional scientists to assist in inventing and aggregating new technologies directly on behalf of the Company.

Properties

The Company currently leases 64 Sq. Ft. of office space at 1462 Erie Boulevard, Schenectady, New York, 12305.  The lease for this space is $95.50 per month plus telecommunications costs and certain office expenses and ended on January 4, 2012, at which time it turned to month to month lease.  The Company’s phone number is (518) 935-2830.

Need for Additional Financing

The Company does not have capital to continue operations as a going concern through the end of 2013 and, has been dependent to date upon funding provided by selling equity and debt securities. Additional funding will be required in order for the company to survive as a going concern and to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. If we do not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

The market for private equity finance in public companies, whom need small capital raises is extremely limited, and, the Company does not currently have any commitments for capital raising.

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

Employees

We currently has two full time employees.   We also currently hire engineers, advisors, inventors, consultants and scientists to conduct research and development and patent filing assistance, on an as-needed basis, as independent contractors on our behalf.  We intend to hire additional full time employees and independent contract labor on an as needed basis.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Vision Dynamics Corporation

(f/k/a Blackbox Semiconductor, Inc.)

We have audited the accompanying balance sheets of Vision Dynamics Corporation (formerly known as BlackBox Semiconductor, Inc.), a Nevada corporation, as of December 31, 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements as and for the year ended December 31, 2011 were audited by other auditors who issued an unqualified opinion on April 13, 2012.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Dynamics Corporation as of December 31, 2012 , and the results of its operations and its cash flows for the then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Vision Dynamics Corporation. will continue as a going concern. As discussed in Note 2 to the financial statements, Vision Dynamics Corporation suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Vision Dynamics Corporation

(f/k/a/ Bl;ackbox Semiconductor, Inc.)

(f/k/a Visitrade, Inc)

We have audited the accompanying balance sheet of Vision Dynamics Corporation (formerly known as BlackBox Semiconductor, Inc.), a Nevada corporation, as of December 31, 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Dynamics Corporation as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Vision Dynamics Corporation. will continue as a going concern. As discussed in Note 2 to the financial statements, Vision Dynamics Corporation suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado

April 13, 2012

VISION DYNAMICS CORP.
(f/k/a Blackbox Semiconductor, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2012	2011
Current Assets
Cash and cash equivalents	$106,998	$40,392
Deposits and prepaid expenses	1,250	1,250
Total Current Assets	108,248	41,642

Securities available for sale	21,000	36,400
Loan to Shrink Nanotechnologies, Inc.	10,000	-
Intangible assets, net – See Note 8	-	44,853
Work in Progress - Patents	20,125	-
TOTAL ASSETS	$159,373	$122,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$94,468	$87,744
Due to related parties - related party	56,000	56,000
Other payables	190,000	190,000
Accrued interest	720	180
Convertible notes payable, default - related party	3,600	3,600
Total Current Liabilities	344,788	337,524

TOTAL LIABILITIES	344,788	337,524

Commitments and Contingencies - See Note 12

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized; 5,000,000 and 0 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	5,000	5,000
Common stock, $.001 par value; 1,000,000,000 shares authorized; 198,245,929 and 154,245,929 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	198,246	154,246
Additional paid-in capital	891,536	671,136
Other comprehensive loss	(753,813)	(693,560)
Accumulated deficit	(526,385)	(351,451)
Total stockholders' equity	(185,415)	(214,629)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$159,373	$122,895

The accompanying notes are an integral part of these financial statements.

VISION DYNAMICS CORP.
(f/k/a Blackbox Semiconductor, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	From October 28, 2010
	Year ended	Year ended	(date of inception)
	December 31,	December 31,	through
	2012	2011	December 31, 2012
Revenue	$-	$-	$-

Professional fees	52,342	71,550	123,892
General and administrative	29,656	119,176	148,833
Amortization	-	5,270	5,672
Total operating expenses	(81,998)	(195,996)	(278,397)

Other income (expense):
Gain on debt settlement	-	62,500	62,500
Loss on conversion of debt into stock	(92,400)	-	(92,400)
Interest expense	(537)	(217,552)	(218,089)
Total other income (expense)	(92,937)	(155,052)	(247,989)

Loss from continuing operations	(174,934)	(351,048)	(526,385)
Provision for income taxes	-	-	-

Net loss	$(174,934)	$(351,048)	$(526,385)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	169,994,563	141,685,795	122,837,733

Other comprehensive income:
Securities available for sale fair value adjustment	(21,770)	(693,560)	(715,330)
Asset writedown
Comprehensive loss	$(196,704)	$(1,044,608)	$(1,241,715)

The accompanying notes are an integral part of these financial statements.

VISION DYNAMICS CORP.
(f/k/a Blackbox Semiconductor, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
From October 28, 2010, date of inception, through December 31, 2012

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accum.	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Issuance of founder shares	-	$-	27,030,000	$27,030	$(26,030)	$-	$-	$1,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	(403)	-	(403)
Balance at December 31, 2010	-	$-	27,030,000	$27,030	$(26,030)	$(403)	$-	$597

Reverse acquisiton of Blackbox Semiconductor, Inc.	5,000,000	5,000	88,965,760	88,966	421,074	-	-	515,039

Issuance of shares founder shares exchange of $20,000	-	-	6,750,000	6,750	13,250	-	-	20,000

Issuance of shares for services at $0.049 per share	-	-	250,000	250	12,000	-	-	12,250

Partial conversion of convertible note and interest at $0.017 per share	-	-	12,227,560	12,228	197,169	-	-	209,397

Shares to be issued for conversion of notes at $0.0038 per share	-	-	19,022,609	19,023	53,673	-	-	72,696

Securities available for sale fair value adjustment	-	-	-	-	-	-	(693,560)	(693,560)
Net loss for the period ended December 31, 2011	-	-	-	-	-	(351,048)	-	(351,048)
Balance at December 31, 2011	5,000,000	$5,000	154,245,929	$154,246	$671,136	$(351,451)	$(693,560)	$(214,629)

(continued)

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accum.	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Securities available for sale fair value adjustment	-	-	-	-	-	-	6,370	6,370

Intangible asset writedown	-	-	-	-	-	-	(44,853)	(44,853)

Conversion of liability into stock	-	-	44,000,000	44,000	70,400	-	-	114,400

Securities available for sale fair value adjustment	-	-	-	-	-	-	(21,770)	(21,770)

Sale of common shares at $0.40 per share (not issued)	-	-	-	-	25,000	-	-	25,000

Sale of commons shares at $0.3937 per share (not issued)	-	-	-	-	125,000	-	-	125,000

Net Loss	-	-	-	-	-	(174,934)	-	(174,934)
Balance at December 31, 2012	5,000,000	$5,000	198,245,929	$198,246	$891,536	$(526,385)	$(753,813)	$(185,416)

The accompanying notes are an integral part of these unaudited financial statements.

VISION DYNAMICS CORP.
(f/k/a Blackbox Semiconductor, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				From
		For the	For	October 28, 2010
		Year ended	Year ended	(date of inception)
		December 31,	December 31,	through
		2012	2011	December 31, 2012
NET CASH FROM OPERATING ACTIVITIES:
Net loss		$(174,934)	$(349,557)	$(526,385)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Loss of conversion of debt into stock		92,400		92,400
Gain(loss) on debt settlement		-	(62,500)	(62,500)
Debt discount accretion		-	216,917	216,917
Non-cash share based payments		-	12,250	12,250
Amortization		-	5,270	5,672
Changes in assets and liabilities, net of effects from acquisitions				-
Increase in deposits and prepaid expenses		-	(1,250)	(1,250)
Decrease in liabilities		22,000	-	22,000
Increase in accounts payable and accrued expenses		7,265	65,730	72,941
Increase in due from Shrink Nanotechnologies, Inc.		(10,000)	233	32,231
Net cash provided (used) by operating activities		(63,269)	(112,907)	(135,725)
NET CASH FROM INVESTING ACTIVITIES:
Work in Progress - Patents		(20,125)	-	(20,125)
Cash paid for share exchange		-	(12,500)	(12,500)
Cash purchased at acquisition		-	24,252	24,252
Purchase of intangible assets		-	(8,527)	(50,524)
Net cash provided (used) by investing activities		(20,125)	3,225	(58,897)

NET CASH FROM FINANCING ACTIVITIES:
Cash advances PPM		150,000	150,000	300,000
Proceeds from subsidiary prior to merger		-	619	619
Proceeds from issuance of common stock		-	-	1,000
Net cash provided by financing activities		150,000	150,619	301,619

Net increase in cash and cash equivalents		66,606	40,937	106,998
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD		40,392	1,000	-
CASH AND CASH EQUIVALENTS - END OF PERIOD		$106,998	$41,937	$106,998
Interest expense		$-	$-	$-
Income taxes		$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Settlement of debt		$22,000	$62,500	$84,500
Stock to be issued for conversion of debt	$		$72,696	$72,696
Stock issued for conversion of debt		$-	$209,397	$209,397
Liabilities assumed through share exchange		$-	$483,940	$483,940
Non-cash assets assumed through share exchange		$-	$729,960	$729,960
Issuance of stock for payment of debt acquired		$-	$20,000	$20,000
The accompanying notes are an integral part of these financial statements.

Vision Dynamics Corporation

Notes to the Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

Note 1.   Organization

Vision Dynamics Corporation (“the Company,” “we,” or “us”) was incorporated in the state of Nevada on March 2, 1998.

On September 25, 2012, the Company formed SunPower Technologies, LLC (“SunPower”), a Delaware limited liability company, as a wholly-owned subsidiary.  SunPower hold certain filed patents and will hold future intellectual properties.

Our BlackBox subsidiary was formed in Delaware on October 28, 2010 by Shrink Nanotechnologies, Inc., an affiliate of ours at the time of our acquisition, for the purposes of acquiring and holding certain licenses, specifically, those related to the University of Chicago.  We acquired BlackBox effective as of June 3, 2011, as described in our Current Report on Form 8-K, dated as of such date.

Effective as of December 10, 2012, the Company changed its name in the state of Nevada to Vision Dynamics Corporation to better reflect its broader scope of research and intellectual property aggregation.

Note 2. Change in Strategy

In 2012, the Company allowed its Chicago License to expire. Instead, in early 2012, the Company deployed capital resources to study the Intellectual Property landscape relating to the use and application of nanoscale liquid semiconductor and other technologies.  Based on this research the Company turned its focus towards the pursuit of developing its Inventor Network and developing its intellectual property portfolio with an initial focus in the sectors of semiconductors, clean tech- energy efficiency, water purification and biomedicine industries. Pursuant to this strategy, the Company no longer plans to build research facilities and manufacture a product. Instead the Company’s focus is to plan to exploit its knowledge of the IP space relating to technologies in the focus sectors to identify and patent new technologies, applications, systems and chemistries.. Furthermore the Company plans to rapidly scale the size of its patent portfolio in order to facilitate sale, licenses as well as prototype development through partnerships to interested parties in its focus sectors.  We have identified methods and partners that will significantly accelerate this process at modest costs.

The Company has begun to follow through on this strategy expanding its Inventor Network and by filing provisional patent applications, with four (4) provisional patent applications filed in 2012. The Company continues to expand its expert network of scientists, engineers, industry professionals and intends to continue an aggressive intellectual property development and patent filing strategy as its funds will permit.

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

Income Taxes

We account for income taxes under the provision of Accounting Standards Codification 740, “Income Taxes”, or ASC 740. As of December 31, 2012 and 2011, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2012 and 2011, respectively and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2012 and 2011. We are subject to taxation in the United States and California.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash.  The Company places its cash with financial institutions deemed by management to be of high credit quality.  The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner.  In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2011 to December 31, 2012.  At December 31, 2012, there were no uninsured deposits.

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

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2012	2011
Numerator – (loss)	$(174,934)	$(351,048)
Denominator – weighted avg. number of shares outstanding	169,994,563	141,685,795
Loss per share – basic and diluted	$(0.00)	$(0.00)

Accounts Payable

Accounts payable consisted of the following at:

	December 31,	December 31,
	2012	2011
Accounts payable	$94,468	$87,744
Total	$94,468	$93,744

Concentration of Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality.

Note 5.   Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2012 through the date these financial statements were issued.

Note 6.   Income Taxes

The Company is subject to taxation in the United States and California. The Company does not have any income tax provision for the years ended December 31, 2012 and 2011 due to current and historical losses.

The provision for income taxes using the statutory federal income tax rate of 34% as compared to the company’s effective tax rate is summarized as follows:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2012	2011
Federal taxes	$(59,478)	$(41,153)
State taxes	(15,464)	(11,606)
Adjustments, note discount amortization	-	(86,279)
Taxes	-	-
Change in Valuation Allowance	74,942	139,037
Income Tax Expense	$-	$-

At December 31, 2012 and 2011, the Company had deferred tax assets of $74,942 and $139,197, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset.  Additionally, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not performed a Section 382 analysis to determine the limitation of the net operating loss and research and development credit carry forwards.

Significant components of the company’s deferred tax assets are as follows:

	December 31,	December 31,
	2012	2011
NOL Carryforward	$74,942	$52,918
Adjustments, note discount amortization	-	86,279
Valuation Allowance	(74,942)	(139,197)
Net deferred tax assets	$-	$-

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $74,942 and $139,037 in 2012 and 2011, respectively.

As of December 31, 2012 and December 31, 2011, the Company had federal and California net operating loss carry forwards of approximately $ 174,934 and $332,000, respectively. The federal and California tax loss carry forwards will begin to expire in 2022 and 2021, respectively, unless previously utilized.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrual for interest or penalties at December 31, 2012 and 2011, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2012 and 2011. The Company’s tax years for 2010 and forward are subject to examination by the United States and state tax authorities due to the carry forward of unutilized net operating losses

Note 7.  Reverse Acquisition, Principles of Consolidation – Related Party

On June 3, 2011, the Company entered into and completed a reverse acquisition following a share exchange agreement (the “Share Exchange”) in which the Company, then known as Blackbox Semiconductor, a Nevada corporation (the accounting acquire for such transaction, “Vision Parent”) acquired 100% ownership of BlackBox Semiconductor Inc., a Delaware corporation (the accounting acquirer, “BlackBox Subsidiary”) and 14,000,000 shares of the of restricted common stock of Shrink Nanotechnologies, Inc. at a fair value of $729,960, which included a Discount Factor of 35% taken from the quoted market price at the effective date.  In exchange, the Company issued to Shrink Nanotechnologies, Inc. 27,030,000 shares of common stock representing approximately 19.9% ownership in the Company and $75,000 which was originally to be paid by December 31, 2011.

In October of 2011, the Company agreed to settle the payable of $75,000 due in December 2011 to Shrink Nanotechnologies, Inc. as related to the Share Exchange for immediate payment of $12,500.  This amount was paid on October 25, 2011, and there are no other amounts are due as related to this agreement and the Company recorded a gain of $62,500 related to debt settlement.

The Share Exchange was an interested party transaction as both the Company and Shrink Nanotechnologies, Inc. were indirectly controlled by an affiliate at that time, Noctua Fund Manager, LLC and with, Mark L. Baum, Esq., a former president and CEO and control person of both companies (“Baum”). These were the same principals that controlled Shrink Nanotechnologies, Inc.  Luis Leung, our current CEO and Director, is also a director for Shrink Nanotechnologies, Inc.  Given the percentage of ownership of Shrink Nanotechnologies, Inc. and our operating plan to liquidate the shares to raise additional funds, the investment should be accounted for as Available for sale.

The Company did not record a gain or loss related to the Share Exchange.  This transaction was accounted for as a reverse acquisition. As a result, all financial information prior to June 3, 2011 is that of BlackBox Subsidiary.  Following the merger, a reverse merger adjustment was made to reflect Vision Parent’s capital structure.  All of the assets and liabilities acquired in the reverse acquisition were recorded at cost.

The consolidated balance sheets include the accounts of BlackBox Subsidiary and its wholly owned subsidiary, Vision Parent thereby reflecting the transactions related to the June 3, 2011 effective date of the Share Exchange. The consolidated statements of operations include the operations (which consisted mostly of research and development) of the predecessor entity, BlackBox Subsidiary from inception on October 28, 2010  and the Company from June 3, 2011, the effective date of the acquisition of the Vision Parent business.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The following is a condensed balance sheet disclosing the fair values of the Vision Dynamics Corporation Business assets and liabilities acquired.

Total assets	$70,077
Total liabilities	$343,658
Total stockholders’ equity	(273,581)
Total liabilities and stockholders’ deficit	$70,077

	For the year ended	For the year ended
	December 31, 2011	December 31, 2010

Net Loss	$(336,665)	$(153,508)
Earnings per share	$(0.00)	$(0.00)

Note 8.  Intangible Asset Writedown

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

Note 9.   Due to Related Party

Vision Parent previously subleased space from Business Consulting Group Unlimited, Inc. (“BCGU”), an entity co-owned by our former affiliates, pursuant to which the Company leased approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $2,000 per month.  The lease term with BCGU expired October 1, 2009, and continued based on a month to month term thereafter.  This agreement was terminated on January 31, 2011.  On April 4, 2012, this note was sold to an unrelated third party.

On August 22, 2012, the Company converted $22,000 of accounts payable into 44,000,000 shares of common stock to the CEO of the Company, Luis J. Leung (see Note 12).

Note 10.   Other Payables – Related Party

In anticipation of the closing of the Share Exchange, Vision Parent began capital raising efforts to meet the $75,000 cash obligation due at closing and other capital funding needs.  At the date of the Share Exchange, Vision Parent had raised $40,000 as a loan, $20,000 in a sale of stock do Dan Landry, a scientific advisor to the Company, which were recorded as founder shares, and following the Share Exchange the Company raised an additional $150,000 in exchange for a bridge promissory note and/or future share issuances of which the terms have not been finalized. There are no terms or repayment date associated with the $190,000 debt. The debt is owed to Noctua Fund Manager, LLC.As of December 31, 2012 the balance in Other Payables was $190,000, compared to $190,000 as of December 31, 2011.

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

Vision Parent evaluated these modifications to the Note and they have been considered significant in particular the terms of an embedded conversion option.  The change in fair value of the embedded conversion option is over the 10 percent of the carrying amount of the original debt instrument immediately before the modification. As result on January 31, 2011, prior to the merger, the Company applied debt extinguishment accounting to record a loss on extinguishment of debt of $45,881. This was recorded as an increase in additional paid in capital and expensed at the time of the note modification.

On March 21, 2011, Vision Parent issued 80,000,000 shares of common stock to Noctua Fund Manager, LLC, as conversion of $36,000 of principal balance and accrued interest of this convertible note.  On August 30, 2011 the Company received conversion demands for the $6,602 principal balance and accrued interest of $226, the total common share equivalent is 15,173,156.  As of September 30, 2012, the remaining balance was $3,179.

The foregoing notes and shares have been sold and transferred to a third party as discussed below and are no longer controlled by said persons.

B.  Convertible Note Payable, Warrants – Related Party Transactions – Converted

Vision Parent obtained certain administrative, bookkeeping and management services from Noctua Fund Manager, LLC for a fee of $10,000 per month.  On January 31, 2011, Vision Parent terminated this operating agreement with Noctua Fund Manager, LLC.  On March 15, 2011, the Company issued a $274,000 principal balance convertible note to Noctua Fund Manager, LLC, in exchange for all outstanding debt related to these fees totaling $274,000.  The note accrues interest at 2% and matures on March 15, 2012.  The note can convert into common stock at a conversion rate of $0.017 per share.  Noctua Fund Manager, LLC also received 3,000,000 detachable, callable common stock purchase warrants, exercisable at $.075 a share, these warrants have a maturity date of March 14, 2014. The warrants are exercisable in cash at any time, and, shall be exercisable via cashless exercise commencing nine months after the issuance date.

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

The following summarizes stock purchase warrants at December 31, 2012:

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Life
Outstanding December 31, 2009	-	$-	-
Expired/Retired	-	-	-
Exercised	-	-	-
Issued	-	-	-
Outstanding December 31, 2010	-	$-	-
Expired/Retired	-	-	-
Exercised	-	-	-
Issued	3,000,000	0.075	2.25
Outstanding December 31, 2011	3,000,000	$0.075	-
Expired/Retired	-	-	-
Exercised	-	-	-
Issued	-	-	-
Outstanding December 31, 2012	3,000,000	$0.075	1.25

As of December 31, 2012, the Company had a note payable with a remaining principal balance due of $3,600, this note is currently in default due to non-payment is classified as current liabilities on the balance sheet.

Note 12.     COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of January 15, 2013, there were no pending or threatened lawsuits.

Other

On January 5, 2011, Vision Parent entered into a sublease agreement with a third party.  And pursuant to the Share Exchange the Company acquired this lease agreement and leases approximately 64 square foot executive office space at a rate of $96 per month, which includes additional variable charges for telephone and internet usage.  The lease term ended on January 5, 2012 and shall create a month-to-month tenancy thereafter.  The Company’s rent expense for the nine months ended September 30, 2012 and 2011 was $1,685 and $0, respectively.

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

On October 15, 2012, the Company and Norman Meier entered into a consulting agreement for services through December 15, 2012 (see Note 14).

On January 5, 2011, BlackBox Parent entered into a sublease agreement with a third party.  And pursuant to the Share Exchange the Company acquired this lease agreement and leases approximately 64 square foot executive office space at a rate of $96 per month, which includes additional variable charges for telephone and internet usage.  The lease term ended on January 5, 2012 and is on a month to month tenancy thereafter.

The Company’s rent expense for the year ended December 31, 2012 and 2011 was $2,266 and $831, respectively.

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

In June 2011, the Company issued 12,227,560 shares of common stock to Income Opportunity Capital, LLC, as an automatic conversion of $209,397 of principal balance and accrued interest of a convertible note.

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

At December 31, 2012, 198,245,929 shares of common stock were issued and outstanding, not including 370,000 shares issuable pursuant to subscription agreements executed and accepted in the end of 2012 for an aggregate of 198,615,929 shares.

Note 14.   Preferred Stock

Pursuant to the reverse acquisition, the statement of stockholders equity is adjusted to reflect the preferred shareholders of the public entity (5,000,000 preferred shares) while establishing the equity of the parent Company.  The retained deficit of the parent Company is removed and reorganized to reflect only the history of the subsidiary.

At December 31, 2012, the Company was authorized to issue 25,000,000 shares of Preferred Stock, par value $.001, of which 5,000,000 shares have been issued and are currently outstanding.

The Series A Preferred shares are non-convertible and maintain a 250 for one voting preference such that a holder of the Series A Preferred shall be entitled to vote 250 shares for every one share of Series A Preferred held by such shareholder.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

(a)

On January 29, 2013, the Company received notice from its independent registered public accounting firm, Hamilton, P.C. (the “Former Accountant”) that the Former Accountant was discontinuing their audit practice.

The report of the Former Accountant  as of and for the fiscal years ended December 31, 2011 (and December 31, 2010) contained  no adverse  opinion or  disclaimer  of opinion and were not qualified  or modified as to  uncertainty,  audit scope or  accounting principle  except to indicate that there was  substantial  doubt about the Company ability to continue as a going concern. During the fiscal years ended December 31, 2011 and 2010, and through each subsequent period, there have been on disagreements with Former Accountant on an matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Former Accountant would have caused them to make reference thereto in connection with their report on the financial statements for such years.

(b)

Effective February 9, 2013, the Company engaged DKM Certified Public Accountants (“DKM”) to serve as the Company’s new independent registered public accounting firm.  The engagement of DKM as the Company’s new independent registered public accounting firm was approved by the Company’s Board of Directors.

Item 9A.   Controls and Procedures.

(A) Evaluation of disclosure controls and procedures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In our original filing of this Form 10-K, our management did not include a firm conclusion regarding their belief that the disclosure controls and procedures were effective. At such time, management was of the belief that such disclosure controls and procedures were effective, however, considering such conclusion was not included in the original filing of this Form 10-K, for that reason and that reason alone, management believes that, as of December 31, 2012, the Company’s disclosure controls and procedures were ineffective. The Company plans to remedy this issue by completing their assessment of internal controls over financial reporting in a timely manner in their next 10-K for the year ending December 31, 2012 and including a firm conclusion as to such assessment.

(B) Management’s report on internal controls over financial reporting.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weakness listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2012, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Officers and Directors

Name	Age	Position

Luis Leung	44	Principal Executive Officer, Principal Financial Officer, and Secretary
Ford Sinclair	45	Director
Milene Andrade	34	Director, General Counsel

The backgrounds of our directors, executive officers and significant employees are as follows:

Luis Leung, Chief Executive Officer, Principal Financial Officer, Secretary, Director

Mr. Leung, 43, currently maintains an international software development company and Microsoft Partner, Advent Corporation, which he co-founded in 2001 and which has since become one of the largest Microsoft Great Plains implementation practices in Texas. Mr. Leung is and has been the CFO and Systems Architect of Alba Spectrum Corporation since March of 2004. Mr. Leung previously served in various executive officer and director capacities of Shrink Nanotechnologies, Inc., an entity affiliated with the Company and its control persons, between December 16, 2006 and March 29, 2009, at which time he resigned as director and from all other positions.  Mr. Leung also served as a director of PNG Ventures, Inc., a Delaware corporation, between May 2008 and December 7, 2008.  Between 1997 and 2001 Mr. Leung was a consultant to companies such as Hein & Associates, LLP, Houston, TX (Project Manager), and Grant Thronton, LLP as Consulting Manager where he facilitated various multi- country technology system implementations.  Prior to such time and between 1988 and 1997, Mr. Leung worked in various capacities, and ultimately as CIO and Comptroller, for Smar Enterprizes, a Brazilian based company, for which he help establish US, European and Singapore operating divisions. Mr. Leung received a B.S. degree in Science from instituto Tecnologico Aerospacial, Brazil in 1987.

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

Milene Andrade

Ms. Milene Andrade, 34, was appointed to the board as of August 15, 2012.  Ms. Andrade was a senior partner at Fagundes Advogados in Sao Paulo, Brazil since 2002. She has extensive experience in complex legal matters and tax law in Brazil and is admitted to practice law in Brazil.  Ms. Andrade worked for the Attorney General of Ribeirao Preto, SP, Brazil from 2001 to 2002.  Ms. Andrade received her law degree from Universidade Paulista, Brazil in 2001.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2012, the following Section 16 Reports were not filed timely:  a Form 3 with respect to Mr. Leung at appointment and upon receipt of shares in mid-2012 was not filed. In addition, a Form 4 describing divestiture by a former affiliate of almost all of his holdings resulting in him no longer being subject to the Section 16 reporting requirements in April of 2012, was filed late.

Item 11.  Executive Compensation

The following table summarizes all of the annual compensation paid to all of the company’s named executive officers for the years ended December 31, 2012 and 2011:

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards $	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total (Shares)

Luis Leung(1)	2012	24,000(1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-(1)
Principal Executive Officer (commencing November 19, 2011)	2011	4,000(1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

David Duncan(2)	2011	60,000(2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former Principal Financial and Executive
Officer (April 2011 and Resigning November 19, 2011)

Ford Sinclair.(3)	2011	-0-	-0-	12,250	-0-	-0-	-0-	$12,250	250,000
President	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Milene Andrade	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director, General Counsel

(1)

Mr. Luis Leung was appointed November 19, 2011, after the resignation of Mr. Duncan.  Mr. Leung has an employment agreement with the Company where he is entitle to receive a salary of $2,000 per month through December 31, 2012 and $5,000 per month thereafter (the “Base Salary”), in accordance with the general payroll practices of the Company.  To date the salary accrues at a rate of $2,000 per month. Effective as of August 22, 2012, the Company issued 44,000,000 of its restricted common shares to Luis J. Leung, a member of the Company’s board of directors, and the Company’s Chief Executive Officer, in exchange for discharge of all services rendered between November 14, 2012 and July 31, 2012, valued at $ 22,000..

(2)

Mr. Duncan was appointed February 2011, and received month to month compensation of $13,000 through May 13, and thereafter, received payment of compensation of $60,000 and is due a total of $45,720 which remains in dispute.

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

Option Exercise In Last Fiscal Year And Fiscal Year End Option Values

Our executive officers were not issued any options which could have been exercised during the fiscal years ended December 31, 2012 or 2010.

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

Luis Leung Compensation Agreement

Mr. Luis Leung was appointed November 19, 2011, after the resignation of Mr. Duncan.  Mr. Leung has an employment agreement with the Company where he is entitle to receive a salary of $2,000 per month through December 31, 2012 and $5,000 per month thereafter (the “Base Salary”), in accordance with the general payroll practices of the Company.

Effective as of August 22, 2012, the Company issued 44,000,000 of its restricted common shares to Luis J. Leung, in exchange for discharge of all services rendered between November 14, 2012 and July 31, 2012, valued at $ 22,000.00.

Directors' Compensation

Our directors have not received any compensation for the year ended December 31, 2012.  All Directors during the fiscal year ended December 31, 2011 have been listed in the Executive Compensation table above. All directors may receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings.

Compensation Committee

We have not formed an independent compensation committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of January 16, 2012 by: (i) each person who, to the Company’s knowledge, owns more than 5% of its common stock; (ii) each of the Company’s named executive officers and directors; and (iii) all of the Company’s named executive officers and directors as a group.  Beneficial ownership is determined in accordance with the rules and regulations of the Commission.  If a stockholder holds options or other securities that are exercisable or otherwise convertible into our common stock within 60 days of January 16, 2012, we treat the common stock underlying those securities as owned by that stockholder, and as outstanding shares when we calculate that stockholder’s percentage ownership of our common stock. However, we do not consider that common stock to be outstanding when we calculate the percentage ownership of any other stockholder.  Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common stock and the address is c/o the Company, 1462 Erie Blvd, Schenectady, New York, 12305. As of April 24, 2012, the Company had a total of 198,245,929 shares of Common Stock issued and outstanding.

Name and Address of Owner	Shares	%
Directors and Officers
Luis Leung	44,000,000	22.2%
Ford Sinclair	250,000	*
Milene Andrade	-0-	*
David Duncan (resigned Nov. 19, 2011)	-	*
Total of Directors and Officers as a Group	44,250,000	23.4%
5% Security Holders
Manuel Suquilanda (3)	80,000,000 (4)	40.35%

Total (includes 5% holders)	198,245,929	63.74%

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

(2)	The address for Luis Leung, Ford Sinclair and Ms. Milene Andrade is, c/o the Company at 1462 Erie Boulevard Schenectady, New York 12305.
(3)

Indicates shares held by Rum Punch Partners, Ltd., a Texas corporation, which is a fund controlled by its general partner Mango Bay Management, LLC and managed by Mr. Manuel Suquilanda its manager, and an indirect beneficial owner of Mango Bay Management, LLC.  Mr. Suqilanda is a limited partner of RP Partners and disclaims the majority of its beneficial and economic ownership of RP Fund. The address for Mr. Suquilanda, MB Management and RP Partners is: c/o Mango Bay Management, LLC, Avenida Republica Del Salvador, N35-82, Portugal, EDF Twin Towers Pico 8.

(4)

Includes 80,000,000 shares of common stock.  Does not include (i) 5,000,000 shares of non-convertible Series A Preferred Stock which controls the Company and its board as a result of the ability to vote on a 250 for 1 basis with the common stock holders of the Company and to veto certain actions of the Board.  Manuel Suquilanda and MB Management disclaims all beneficial ownership of shares of the Company held by Shrink.

Changes of Control and Certain Conflicts of Interest

As a result of the ownership and control by MB Partners and its control persons of over 40% of the voting stock of the Company, in addition to the 5,000,000 shares of Series A Preferred Stock which votes on a 250 – for- 1 basis with the common stock and caries veto and consent rights, such persons have the ability to control all aspects of our business and operations, as well as the right to veto actions taken by the board or other shareholders.  As a result, and among other things, MB Partners may add or remove officers unilaterally, amend our certificate of incorporation from time to time, change our capitalization, cause the Company to purchase, acquire, or encumber assets from time to time, or to make and receive loans or equity investments and, to take any and all other actions that are in their best interest without regard for other shareholders, and without any notice to, or consent of, members of the board of directors, the Company itself, or any other shareholders.

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

As a result of the foregoing control, MB Partners has inherent conflicts of interest in that it has acquired its securities at a low price and can exert control the Company. Persons should not consider an investment in the Company unless they are willing to entrust full control of our operations over to MB Partners and its management.

Item 13.   Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

Shrink was, at all relevant times through April 5, 2012, an entity that is indirectly controlled by and affiliated Noctua Fund Manager, LLC and with, Messrs. Mark L. Baum, Esq..  After such time, beneficial interests in securities or convertible debt of the Company and Shrink where acquired by RP Partners and indirectly by its manager MB Managment.  All notes and securities were subsequently sold and assigned to AF Fund and MB Management, respectively.

In addition, Mr. Leung has worked for other entities affiliated with, or controlled by such persons.  Until April of 2012, NFM owned 68% of our common stock, in addition to all 5,000,000 shares of series A Preferred Stock that vote on a 250 for 1 basis with our common stock.   Therefore, Until early 2012, NFM had full control over the Company and its management (See Certificate of Designation- Series A Preferred Stock” and preceding sub sections relating to indebtedness to NFM above commencing page 20, “Risk Factors”, above, Security Ownership of Certain beneficial Owners and Management” and “Changes of Control” below).   Accordingly, all consents and approvals on the part of Shrink and the Company were approved by, and negotiated by, disinterested members of the board of directors of Shrink.

The Company had, during or before 2011, entered into a number of transactions with NFM and its affiliates with respect to its debt restructuring, as well as the BlackBox Acquisition, all of which have a value that exceeds $120,000.  See also, the subsection titled “Related Parties” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”, above.  The following is a brief list and description of transactions with related persons:

BlackBox Related Party Transaction

As consideration for the acquisition of BlackBox, we (i) originally agreed to pay $75,000 in cash within 60 days of the Closing Date, which payment due date was subsequently extended to December 31, 2012, and (ii) issued an aggregate of 27,030,000 shares of our common stock, par value $0.001 per share to Shrink (the “Exchange Shares”), or, approximately 19% of our outstanding stock as of the date immediately after the Closing Date.  In exchange therefore, we received (i) all of the shares of BlackBox resulting in BlackBox becoming our wholly owned subsidiary, and (ii) 14,000,000 shares of the common stock, par value $0.001 per share, of Shrink (the “Shrink Consideration Shares”).   The $75,000 payment due in December has since been reduced to $12,500 and paid in full and discharged in October 2011.

Modification of Existing 2010 Secured Note

Effective as of January 31, 2011, the Company entered into a Loan Modification with NFM, which subsequently assigned to the AF Fund.  Pursuant to the Loan Modification, the Company amended and replaced the previously existing 5% Secured Convertible Promissory Note Series 04012010-A1 (the “Original Secured NFM Note”) issued to NFM on April 1, 2010, in the principal amount of $38,168.38, with a new note, in the principal amount of $45,881.00 due on March 31, 2011 (as amended, the “2010 Secured Note”).  The Loan Modification reflects additional principal and certain other accommodations of NFM so as to reflect, specifically:

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

As of the issuance date, the 2010 Secured Note was originally convertible into 101,957,760 shares of the Company’s Common Stock. No other material changes have been made to the 2010 Secured Note.  On March 22, 2011, and as part of an agreement to reduce the Company’s debt, NFM agreed to convert $36,000 of principal and interest under the Secured NFM Note, into 80,000,000 shares of the Company’s restricted common stock, and in October, the Company issued 15,173,156 common shares for payment of principal balance totaling $6,602 and accrued interest of $226,  leaving approximately $3,780 of principal and interest outstanding as of December 31, 2012 that are convertible into 8,400,000 shares. See the “Liquidity and Debt Restructurings in 2011” subsection of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,.” above for more information on this transaction.

The 2010 Secured Note and Unsecured Note were subsequently, in April of 2012, transfered to AF Finanz, which, based on information provided to the Company and otherwise than as related to the shares underlying the note, is not an affiliate of the Company, Shrink, Mr. Baum or Mr. Panter.

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

Item 14.   Principal Accounting Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $ 12,000 for fiscal year ended 2012 and $12,500 for fiscal year ended 2011.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $-0- for fiscal years ended 2012 and 2011.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $-0- for fiscal year ended 2012 and consisted of tax compliance services and $-0- for fiscal year ended 2011 and consisted of tax compliance services.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 16, 2013, by the undersigned, thereunto duly authorized.

BLACKBOX SEMICONDUCTOR, INC.

/s/ Luis Leung

By: Luis Leung

Its: Chief Executive Officer

and Principal Accounting Officer