Form 10-Q
period 2013-03-31
VISION DYNAMICS Corp
filed 2013-05-20
CIK 1419577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2013

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-52982

VISION DYNAMICS CORPORATION

(Formerly Blackbox Semiconductor, Inc.)

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

Yes      . No  X .

APPLICABLE ONLY TO CORPORATE ISSUERS

There were a total of 198,245,929 common shares outstanding, $0.001 par value, as of May 10, 2013

PART I

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-Q (the “Report”) should be read in conjunction with the accompanying Financial Statements and related notes and the Risk Factors contained herein and/or in our Annual Report on Form 10-K for the year ended December 3, 2013.  This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  We do not have any material revenues or source of income as we have been focusing on increasing our inventor network and our intellectual property portfolio by identifying, developing or acquiring technologies that the Company believes are or will be, in demand through the next critical technology transition in industry.  These statements are expressed in good faith and based upon what we believe are reasonable assumptions.  There can be no assurance that these expectations will be achieved or accomplished.  You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology.  We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us.

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

Forward Split and Use of Terms

Except as otherwise indicated by the context, references in this report to (i) “Parent”  refers to the parent company itself, Vision Dynamics Corporation a Nevada corporation formerly known as BlackBox Semiconductor, Inc.,  (ii)   the “Company,” “we,” “us,” or “our,” refer to the combined business of  Parent, together with its operating subsidiaries (ii) “BlackBox” or “BlackBox Delaware” and “Sunpower” refers to our business of our subsidiaries, BlackBox Semiconductor, Inc., a Delaware corporation and Sunpower Technologies, LLC, respectively (iv) “Forward Split” refers to the 20 for 1 forward split of the Parent’s stock effective as of June 10, 2011, (v) “SEC” are to the United States Securities and Exchange Commission, (vi) “Securities Act” are to Securities Act of 1933, as amended, and (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

All references herein to share amounts and pricing information contained in this Report are as adjusted to give effect to the 2011 Forward Split unless otherwise specified.

TABLE OF CONTENTS

Page

Forward Looking Statements	2

Use of Terms	2

PART I - FINANCIAL INFORMATION	4

Item 1. - Financial Statements	4

Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	4

Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended March 31, 2013 [and October 28, 2010 (date of inception) through March 31, 2013] (unaudited)	5

Consolidated Statements of Cash Flows for the Three months Ended March 31, 2013 and October 28, 2010 (date of inception) through March 31, 2013 (unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	23

Item 4 - Controls and Procedures	23

PART II - OTHER INFORMATION	24

Item 1 - Legal Proceedings	24

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3 - Defaults Upon Senior Securities	24

Item 4 – Mine Safety Disclosures	24

Item 5 - Other Information	24

Item 6 - Exhibits	24

PART I

Item 1. Financial Statements

VISION DYNAMICS CORP.
(f/k/a Blackbox Semiconductor, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$47,466	$106,998
Deposits and prepaid expenses	1,250	1,250
Total Current Assets	48,716	108,248

Securities available for sale	$43,400	21,000
Loan to Shrnk Nanotechnologies, Inc	10,000	10,000
Intangible assets, net - See Note 7	-	-
Work in Progress - Website	7,500	-
Work in Progress - Patents	56,625	20,125
TOTAL ASSETS	$166,241	$159,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$100,469	$94,468
Due to related parties - related party	56,000	56,000
Other payables	190,000	190,000
Accrued interest	855	721
Convertible notes payable, default - related party	3,600	3,600
Total Current Liabilities	350,924	344,789

TOTAL LIABILITIES	350,924	344,789

Commitments and Contingencies - See Note 11

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 25,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively

	5,000	5,000
Common stock, $.001 par value; 1,000,000,000 shares authorized; 198,245,929 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively

	198,246	198,246
Additional paid-in capital	891,536	891,536
Other Comprehensive Income (Loss)	(686,560)	(753,813)
Accumulated deficit	(592,905)	(526,385)
Total stockholders' equity	(184,683)	(185,416)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$166,241	$159,373

The accompanying notes are an integral part of these consolidated financial statements.

VISION DYNAMICS CORP.
(f/k/a Blackbox Semiconductor, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31		From October 28, 2010
			(date of inception) through
	2013	2012	March 31, 2013
	(Unaudited)
Revenue	$-	$-	$-

Professional fees	14,787	11,500	138,679
General and administrative	6,759	7,285	155,591
Amortization	-	-	5,672
Total operating profit	(21,546)	(18,785)	(299,942)

Other income (expense):
Gain on debt settlement	-	-	62,500
Loss on conversion of debt into stock	-	-	(92,400)
Loss on asset writedown	(44,853)		(44,853)
Interest expense	(121)	135	(218,210)
Total other income (expense)	(44,974)	135	(292,963)

Loss from continuing operations	(66,520)	(18,650)	(592,905)
Provision for income taxes	-	-	-

Net loss	$(66,520)	$(18,650)	$(592,905)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	198,245,929	154,245,929	130,214,993

Other comprehensive income:
Securities available for sale fair value adjustment	22,400	4,550	26,950
Asset writedown	44,853	(44,853)	-
Comprehensive Income (Loss)	$733	$(58,953)	$(565,955)

The accompanying notes are an integral part of these consolidated financial statements.

VISION DYNAMICS CORP.
(f/k/a Blackbox Semiconductor, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From
			October 28, 2010
			(date of inception)
	Three Months Ended March 31,		through
	2013	2012	March 31, 2012
	(Unaudited)
NET CASH FROM OPERATING ACTIVITIES:
Net loss	$(66,520)	$(18,650)	$(592,905)
Adjustments to reconcile net loss to net cash provided by operating activities:

Loss of conversion of debt into stock	-	-	92,400
Loss on Asset Writedown	44,853	-	44,853
Gain(loss) on debt settlement	-	-	(62,500)
Debt discount accretion	-	-	216,917
Non-cash share based payments	-	-	12,250
Amortization	-	-	5,672
Changes in assets and liabilities, net of effects from acquisitions
Increase in deposits and prepaid expenses	-	-	(1,250)
Decrease in liabilities	-	-	22,000
Increase in accounts payable and accrued expenses	6,135	6,135	79,076
Increase in due from Shrink Nanotechnologies, Inc.	-	-	32,231
Net cash provided (used) by operating activities	(15,532)	(12,515)	(151,256)
NET CASH FROM INVESTING ACTIVITIES:
Work in Progress - Patents and Website	(44,000)	-	(64,125)
Cash paid for share exchange	-	-	(12,500)
Cash purchased at acquisition	-	-	24,252
Purchase of intangible assets	-	-	(50,524)
Net cash provided (used) by investing activities	(44,000)	-	(102,897)

NET CASH FROM FINANCING ACTIVITIES:
Cash advances PPM	-	-	300,000
Proceeds from subsidiary prior to merger	-	-	619
Proceeds from issuance of common stock	-	-	1,000
Net cash provided by financing activities	-	-	301,619

Net increase in cash and cash equivalents	(59,532)	(12,515)	47,466
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	106,998	40,392	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$47,466	$27,877	$47,466
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Settlement of debt	$-	$-	$84,500
Stock to be issued for conversion of debt	$-	$-	$72,696
Stock issued for conversion of debt	$-	$-	$209,397
Liabilities assumed through share exchange	$-	$-	$483,940
Non-cash assets assumed through share exchange	$-	$-	$729,960
Issuance of stock for payment of debt acquired	$-	$-	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

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

Note 2. Change in Strategy

In 2010, the primary asset of BlackBox included an exclusive License Agreement With the University of Chicago (“Chicago License”), entered into as of November 30, 2010. This exclusive agreement granted to BlackBox Delaware the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites (US PTO Application No. PCT/US10/32246) and future patent applications filed by the University of Chicago based on certain other patentable technologies described in the Chicago License. The Company allowed the Chicago License to lapse in mid-2012 as we did not believe it was in the best interest of our shareholders to allocate sufficient capital to pursue and maintain it, and, because the Company’s management elected to use its new relationships and knowledge in order to retain professional scientists to assist in inventing and aggregating new technologies directly on behalf of the Company.

In 2012, the Company allowed its Chicago License to expire. Instead, in early 2012, the Company deployed capital resources to study the Intellectual Property landscape relating to the use and application of nanoscale liquid semiconductor and other technologies. Based on this research the Company turned its focus towards the pursuit of expanding its Inventor Network and developing its intellectual property portfolio with an initial focus in the sectors of semiconductors, clean tech- energy efficiency, water purification and biomedicine industries. Pursuant to this strategy, the Company no longer plans to build research facilities and manufacture a product. Instead the Company’s focus is to plan to exploit its knowledge of the IP space relating to technologies in the focus sectors to identify and patent new technologies, applications, systems and chemistries.. Furthermore the Company plans to rapidly scale the size of its patent portfolio in order to facilitate sale, licenses as well as prototype development through partnerships to interested parties in its focus sectors.  We have identified methods and partners that will significantly accelerate this process at modest costs.

The Company has begun to follow through on this strategy expanding its Inventor Network and by filing provisional patent applications, with four (4) provisional patent applications filed in 2012, and an additional ten (10) filed in the early part of 2013. The Company continues to expand its expert network of scientists, engineers, industry professionals and intends to continue an aggressive intellectual property development and patent filing strategy as its funds will permit.   The company currently has recently expanded its inventor network to four inventors and, funds permitting, intends on expanding further.  The Company compensates inventors based on both quantity of patents filed as well as royalties on income derived therefrom so as to encourage development of effective and valuable inventions.

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

Basis of Presentation

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations.

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

Income Taxes

We account for income taxes under the provision of Accounting Standards Codification 740, “Income Taxes”, or ASC 740. As of March 31, 2013 and December 31, 2012, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate.  Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at March 31, 2013 and 2012, respectively and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2012 and 2011. We are subject to taxation in the United States and New York.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash.  The Company places its cash with financial institutions deemed by management to be of high credit quality.  The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner.  In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2011 to December 31, 2012.  At March 31, 2013, there were no uninsured deposits.

Securities Available for Sale and Other Comprehensive Income

Our accounting policy is to book all restricted and publicly tradable securities under Securities Available for Sale and, as such, are carried at fair value based on quoted market prices.  The Company owns restricted common stock representing approximately a 5.8% interest in Shrink Nanotechnologies, Inc., a publicly traded company.   These shares are valued at their quoted market price. Unrealized holding gains and losses for securities available for sale are excluded from earnings and reported as a separate component of stockholder’s equity as other comprehensive income, until the securities are disposed of. Upon disposal, the changes accumulated in other comprehensive income are to be recognized in income.  Under this method, the Company’s share of the earnings or losses of the investments are not included in the Consolidated Balance Sheet or Statement of Operations.

The balance of $43,400 in securities available for sale on the Balance Sheet reflects a $22,400 mark to market increase adjustment in relation to the December 31, 2012 balance of $21,000.

On November 30, 2010, the Company entered into an exclusive agreement with the University of Chicago wherein the Company licensed the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites and future patent applications filed by the University of Chicago based on certain other patentable technologies. This intangible asset had a book value of $ 44,853 as of December 31, 2011.  The Company did not have adequate capital to meet continuing requirements of the University Chicago License and hence we have been given notice that our license had been terminated. As a result, the Company wrote down the full book value of this intangible asset. The loss on the write down of this intangible asset book value was included in Other Comprehensive Income as of December 31, 2012. Since the Company does not expect this license to ever be granted to the Company again, on January 1, 2013, the Company recognized the loss of the $44,853 and reclassified this amount from Other Comprehensive Income to Loss on Asset Writedown.

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

Accounts Payable

Accounts payable consisted of the following at:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Accounts payable	$100,469	$94,468
Total	$100,469	$94,468

Concentration of Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality.

Note 5.   Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2013 through the date these financial statements were issued.

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

The Share Exchange was an interested party transaction as both the Company and Shrink Nanotechnologies, Inc. were indirectly controlled by an affiliate at that time, Noctua Fund Manager, LLC, and its management, which principals controlled the Company and Shrink Nanotechnologies, Inc.  Luis Leung, our current CEO and Director, is also a director for Shrink Nanotechnologies, Inc.  Given the percentage of ownership of Shrink Nanotechnologies, Inc. and our operating plan to liquidate the shares to raise additional funds, the investment should be accounted for as Available for sale.

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

The following is a condensed balance sheet disclosing the fair values of the Vision Dynamics Corporation Business assets and liabilities acquired.

Total assets	$166,241
Total liabilities	$350,924
Total stockholders’ equity	(184,683)
Total liabilities and stockholders’ deficit	$166,241

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
Net Loss	$(66,520)	$(18,650)
Earnings per share	$(0.00)	$(0.00)

Note 7.  Intangible Asset Writedown

The Company entered into an exclusive agreement with the University of Chicago on November 30, 2010 wherein the Company licensed the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites and future patent applications filed by the University of Chicago based on certain other patentable technologies described in the Chicago License.  This intangible asset had a book value of $ 44,853 as of December 31, 2011.  The Company does not have adequate capital to meet continuing requirements of the University Chicago License and hence we have been given notice that our license has been terminated. However based on our study of the intellectual property landscape we believe that the company would be better served applying its resources to the development of new intellectual property in the general area of liquid semiconductor technology. As a result, the Company wrote down the full book value of this intangible asset. The loss on the write down of this intangible asset book value was included in Other Comprehensive Income as of December 31, 2012. Since the Company does not expect this license to ever be granted to the Company again, on January 1, 2013, the Company recognized the loss of the $44,853 and reclassified this amount from Other Comprehensive Income to Loss on Asset Writedown.

Note 8.   Due to Related Party

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

On August 22, 2012, the Company converted $22,000 of accounts payable into 44,000,000 shares of common stock to the CEO of the Company, Luis J. Leung.

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

The following summarizes stock purchase warrants at March 31, 2013:

Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2009	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding December 31, 2010	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	3,000,000	0.075
Outstanding December 31, 2011	3,000,000	$0.075
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding December 31, 2012 and March 31, 2013	3,000,000	$0.075

As of March 31, 2013, the Company had a note payable with a remaining principal balance due of $3,600, this note is currently in default due to non-payment is classified as current liabilities on the balance sheet.

Note 11.     Commitments and Contingencies

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 10, 2013, there were no pending or threatened lawsuits.

Other

On January 5, 2011, Vision Parent entered into a sublease agreement with a third party.  And pursuant to the Share Exchange the Company acquired this lease agreement and leases approximately 64 square foot executive office space at a rate of $183.26 per month, which includes additional variable charges for telephone and internet usage.  The lease term ended on January 5, 2012 and shall create a month-to-month tenancy thereafter.  The Company’s rent expense for the three months ended March 31, 2013 and 2012 was $601 and $601, respectively.

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

On October 15, 2012, the Company and Norman Meier entered into a consulting agreement for services through December 15, 2012 (see Note 14).

On January 5, 2011, BlackBox Parent entered into a sublease agreement with a third party.  And pursuant to the Share Exchange the Company acquired this lease agreement and leases approximately 64 square foot executive office space at a rate of $183.26 per month, which includes additional variable charges for telephone and internet usage.  The lease term ended on January 5, 2012 and is on a month to month tenancy thereafter.

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

At December 31, 2012 and March 31, 2013, 198,245,929 shares of common stock were issued and outstanding, not including 370,000 shares issuable pursuant to subscription agreements executed and accepted in the end of 2012 for an aggregate of 198,615,929 shares. As of May 10, 2013, the 370,000 shares have not yet been issued although the Company received consideration for such shares was received by the company in December of 2012.

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

Note 14.  Work in Progress

As of March 31, 2013, the Company had $56,625 in work in progress related to the development of multiple patents. The Company expects to continue investing in the development of new patents as part of its change in strategy.

On January 10, 2013, the company hired a consulting company to develop its website. As of March 31, 2013, the Company had $7,500 in work in progress related to the development of such website.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Plan of Operations.

This discussion and analysis in this Quarterly Report on Form 10-Q (the “Report” or “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The Report should be read in conjunction with the accompanying Financial Statements and related notes and the Risk Factors contained herein as well as business section herein and in our Annual Report. You can reference additional specific risks relating to the Company and disclosure set forth in this report as provided in the “Forward Looking Statements” section in the forepart to this Report and in the “Risk Factors” section in our Annual Report on Form 10-K as supplemented in this Report.

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

Terms of the BlackBox Share Exchange

As consideration for the acquisition of BlackBox, we (i) originally agreed to pay $75,000 in cash (which was subsequently negotiated down to $12,500 and paid), and (ii) issued an aggregate of 27,030,000 shares of our common stock, par value $0.001 per share to Shrink (the “Exchange Shares”), or, approximately 19% of our outstanding stock as of the date immediately after the closing.  In exchange therefore, we received BlackBox and 14,000,000 shares of common stock of Shrink (the “Shrink Consideration Shares”).

Related Parties

At the time of the Shrink Acquisition, Shrink and the Company were both controlled by Noctua Fund Manager, LLC and the Noctua Fund, LP (NFM).  Accordingly, as a result of the inherent conflicts of interest, the BlackBox Acquisition was approved by independent and disinterested directors of Shrink and of the Company.  Subsequently, by April of 2012, equity interests held by NFM and Noctua Fund  were subsequently ultimately sold and transferred to Rum Punch Partners, Ltd., a Texas limited liability company which is managed by Mango Bay Management, LLC (MB Partners), which is in turn indirectly controlled by an investor group managed by Manuel Suquilanda, its manager.  The 2010 Secured Note was sold and assigned to a separate purchaser, Alpha Finanze Fund.

The Company intends to wind down or liquidate its current operations any remaining assets or operations as an online retailer of aftermarket Triumph motorcycle parts and accessories.   The Company does not have any material liabilities from this business segment.

Accounting Treatment

As a result of our BlackBox Acquisition, we have succeeded to the business and technology development operations of BlackBox Delaware, which, until termination of the license with the University of Chicago, constituted our primary asset and operations.  Accordingly, the Parent holding company, currently called Vision Dynamics Corporation, is deemed the financial acquirer for accounting related purposes, and in this Management Discussion and Analysis of Financial Condition and Results of Operations, are those of Vision Dynamics Corporation unless the context requires otherwise.  At this time, we were in the process of disposing of our Sportbike-customs.com related business. Currently, however, we believe that Blackbox is no longer a significant asset.

Description of Business

We are an aggregator of intellectual property and technologies with a primary focus in industries where new opportunities exist for innovation and patent protection that are critical for the next technology transition.  Initially, we have focused our efforts in the following sectors: water purification, cleantech energy efficiency, semiconductors and bio medicine.  We obtain our technologies and intellectual property by either developing them ourselves through our proprietary Inventor Network, or by licensing or acquiring them from third parties.  In addition, funds permitting, we hope to assist others in developing their technologies for a fee, and to prosecute our as well as third parties’ technologies.  In 2012 we had only 3 patents, but, by utilizing our Investor Network, we have expanded to over 13 patent or provisional patent applications on file in the US in early 2013.  Our goal is to continue to expand this portfolio.

We intend to commercialize our technologies by sub-licensing them, reselling them, or prosecuting our rights or rights and protecting them from unauthorized use by third parties.  We also may use our knowledge and resources to act as consultant or advisor to third parties in developing their technologies in exchange for a fee or royalties, or in connection with assisting in prosecution or protection of their technologies for a fee.  We do not intend to be a manufacturer at this time.

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

We now have over ___ consultants that are part of our Inventor Network, with 13 patent applications or provisional applications on file and over 30 more that are being developed.

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

•

Semiconductors, which primarily involves use of the sun for energy or other technologies,

•

Water, which includes, among other things, production of potable water, hydraulic fracturing, and coal mining applications, and

•

Biomedicine.

Additional information about our technologies are contained in our Annual Report.

Revenue Model

We expect to derive the majority of our revenue from sale, license fees, recurring royalties, material supplies associated with our  technologies and advisory fees.  We intend to continue our development efforts to further strengthen and expand our patent portfolio across our technology platform.   We intend to derive revenues from licensing or selling our technologies, and from enforcing our rights against infringements by unauthorized third party users.  In addition, directly and through our subsidiaries, we intend to assist other patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies, and, if necessary, with the enforcement against unauthorized users of their patented technologies.  All of these revenue models require varying degrees of capital.  We do not have any capital commitments at this time and no assurance can be made that we will raise sufficient capital in the near future to fund our business plans.

Additional detailed information relating to our business is set forth under the section titled “Item 1. Business” above and in the risk factors to our annual report.

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

There no amounts due under this agreement since March of 2013.

Modification of Existing 2010 Secured Note

Effective as of January 31, 2011, the Company entered into a Loan Modification Letter (the “Loan Modification”) with NFM.  Pursuant to the Loan Modification, the Company amended and replaced the previously existing 5% Secured Convertible Promissory Note Series 04012010-A1 (the “Original Secured Note”) issued to NFM on April 1, 2010, in the principal amount of $38,168.38, with a new note, in the principal amount of $45,881.00 (which reflected additional loan amounts) due on March 31, 2011 (as amended. This amended secured note. (the “2010 Secured Note”) which subsequently acquired by the AF Fund.  The 2010 Secured Note had a fixed conversion price of $0.00045 per share for all outstanding principal and interest, which price only adjusts for corporate events such as stock splits, combinations or similar events.

As of the issuance date, the Secured NFM Note was convertible into 101,957,760 shares of the Company’s Common Stock.  On March 22, 2011, and as part of an agreement to reduce the Company’s debt, NFM converted $36,000 of principal and interest under the Secured NFM Note, into 80,000,000 shares of the Company’s restricted common stock, and in October, the Company issued 15,173,156 common shares for payment of principal balance totaling $6,602 and accrued interest of approximately $226,  leaving approximately $3,780 of principal and interest outstanding as of March 31, 2013 which are convertible into 8,400,000 shares.

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

Results of Operations for the Three Months Ended March 31, 2013 and March 31, 2012 and the year ended December 31, 2012.

Revenue

The Company, including its subsidiaries, has not had any revenues in 2012 or 2011, or the three months ended March 31, 2013, as it is a development stage company.

Operating Expenses

Vision Dynamics Corporation had total operating expenses of $21,546 for the three months ended March 12, 2013, as compared to $18,785 for the three months ended March 31, 2012 and $81,998 for the year ended December 31, 2012.  The increase in total operating expenses is attributed to a general increase of professional fees and administrative costs.  We expect operating expenses to increase as we expand our operations and invest into research and development activities.

General and Administrative Expenses.  Our general and administration expenses was $6,759 for the three months ended March 31, 2013, as compared to $7,285 for the same period in 2012 and $29,656 for the year ended December 31, 2012.   This decrease was mainly due to a decrease in website hosting expenses.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisition and consulting arrangements with our Inventor Network and scientists.  Our costs for professional fees increased to $14,787 during the three months ended March 2013, as compared to $ 11,500 for the same period in 2012.   The change was due to  increase in our Inventor Network, patent filing costs and accounting fees. We expect a material increase in our professional and research and development costs as we increase our inventor network, acquire new technologies from time to time, and file patent or provisional patent applications.

Amortization. Our amortization expenses decreased to $ nil for the year ended December 31, 2012 and three months ended March 31, 2013.

Interest Expense.  Interest expense for the three months ended March 31, 2013 was $121, as compared to $135 for the three monts ended March 31, 2012.  The decrease in interest expense is due to $14 interest earned from balances kept in the Company’s money market account.

Loss on Asset Writedown.  On January 1, 2013, the Company reclassified the loss on asset writedown that was originally in Other Comprehensive Income

On January 1, 2013, the Company reclassified $44,853 from Other Comprehensive Income to Loss on Asset Writedown. This corresponds to a write down of the book value of the Chicago License that was included in Other Comprehensive Income as of December 31, 2012 (see Note 7)

We expect operating expenses to continue as we invest further in business development activities and invest into our patent research and development.  We do not have capital commitments yet to cover any of our operating expenses and to date. To date, our capital needs for Vision Dynamics Corporation have been funded by our principals, and private investors.

We have limited cash on hand, and to the extent we are able to negotiate with parties with whom we enter into business agreements with to accept stock in lieu of cash, these issuances could dilute the ownership of our shareholders.

Net Loss

For the year three months ended March 31, 2013, we had a Net loss of $66,520 as compared to $18,650 for the same three month period in 2012. For the Year ended December 31, 2012, we had a net loss of $174,934.  Management attributes the increase in net loss to increase in professional fees and due to the asset write down of the Chicago License (see note 7).

We anticipate continued losses relating to investment into our development activities relating to Vision Dynamics Corporation, and to our capital raising activities.  We intend to fund our inventor network, patent creation and technology development activities, through potential government grants, partnerships and arrangements with universities and equity and debt financings.

Liquidity and Capital Resources

Our cash on hand at March 31, 2013 was $47,466 as compared to $27,877 as of March 31, 2012.  The 47,466 in cash is primarily attributable to financing commitments made during the year ended December 31, 2012.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below).

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

Cash Flow (All amounts in U.S. dollars)	The Three Months Ended March 31, 2013	The Three Months Ended March 31, 2012
	(Unaudited)
Net cash provided (used) in operating activities	$(15,532)	$(12,515)
Net cash provided (used ) by investing activities	(44,000)	-
Net cash provided by financing activities	-	-

Net Increase in Cash and Cash Equivalents	(59,532)	(12,515)
Cash and Cash Equivalent at Beginning of the Year	106,998	40,392
Cash and Cash Equivalent at End of the Year	$47,466	$27,877

Operating Activities

Net cash used in operating activities was $15,532 for the three months ended March 31, 2013 and $12,515 for the same period in 2012. The increase in net cash used in operating activities was mainly due to increase of legal and accounting costs. We expect our operating activities to increase as we increase the level of our inventor network spending and spending on patent applications and provisional patent applications.

Investing Activities

Net cash used in investing activities was $44,000 for the three months ended March 31, 2013 and nil for the same period in 2012. The change in net cash used in investing activities was mainly due to the dramatic increase in work in progress for the patents and expansion of our Inventor Network.

Financing Activities

Net cash from financing activities was $nil for the three months ended March 31, 2013 and for the same period in 2012. Management will look toward raising further capital through financing activities during the fiscal year 2013.

In October of 2012, the Company sold 62,500 shares of restricted common shares to a non-US based investment fund, for $25,000, or $0.40 per share.  Subsequently, in December 7 of 2012, the Company sold an additional 317,500 Shares for consideration of $125,000.00, or $.3937 per share. These shares were not issued as of March 31, 2013. All issuances shall be exempt under the securities registration requirements of the Securities Act in that they were restricted securities sold to an overseas investor and complied in all respect, among other exemptions, with Regulation S of the rules of the SEC promulgated under the Securities Act.

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

Properties

The Company currently leases 64 Sq. Ft. of office space at 1462 Erie Boulevard, Schenectady, New York, 12305.  The lease for this space is $183.26 per month plus telecommunications costs and certain office expenses and ended on January 4, 2012, at which time it turned to month to month lease.  The Company’s phone number is (518) 935-2830.

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

Employees

We currently have two full time employees. We also currently hire engineers, advisors, inventors, consultants and scientists to conduct research and development and patent filing assistance, on an as-needed basis, as independent contractors on our behalf.  We intend to hire additional full time employees and independent contract labor on an as needed basis.

Recent Events

We have, in 2012, begun filing patents of our own, which are owned by us or by our subsidiaries.  These patents were prepared by our Inventor Network in conjunction with other consulting and advisory firms. The below table lists the patent application number, title of patent, and date:

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

In all, the Company filed thirteen patent applications or provisional patent applications, ten of which were filed in early 2013.

Off Balance Sheet Financings

The Company does not have any off balance sheet arrangements or financings.

Item 3.   Quantitative and qualitative disclosures about market risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.  Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of May 10, 2013, there were no pending or threatened lawsuits.

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

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information

None.

Item 6.  EXHIBITS

Exhibit Number	Exhibit Description
21	Subsidiaries
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 20, 2013, by the undersigned, thereunto duly authorized.

VISION DYNAMICS CORPORATION

/s/ Luis Leung By: Luis Leung Its: Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer