Form 10-K/A
period 2012-12-31
VISION DYNAMICS Corp
filed 2013-06-19
CIK 1419577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Vision Dynamics Corporation for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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
31.1

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002  (Attached as an exhibit to our Form 10-K filed with the SEC on April 16, 2013 and incorporated herein by reference).

31.2

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Attached as an exhibit to our Form 10-K filed with the SEC on April 16, 2013 and incorporated herein by reference).

32.1

Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached as an exhibit to our Form 10-K filed with the SEC on April 16, 2013 and incorporated herein by reference).

32.2

Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached as an exhibit to our Form 10-K filed with the SEC on April 16, 2013 and incorporated herein by reference).

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on June 19, 2013, by the undersigned, thereunto duly authorized.

VISION DYNAMICS CORPORATION

/s/ Luis Leung

By: Luis Leung

Its: Chief Executive Officer

and Principal Accounting Officer