Form 10-Q/A
period 2013-03-31
VISION DYNAMICS Corp
filed 2013-06-19
CIK 1419577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Vision Dynamics Corporation for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on May 20, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

PART II

Item 6.  EXHIBITS

Exhibit Number	Exhibit Description
21	Subsidiaries (Attached as an exhibit to our Form 10-Q filed with the SEC on May 20, 2013 and incorporated herein by reference)
31.1

Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Attached as an exhibit to our Form 10-Q filed with the SEC on May 20, 2013 and incorporated herein by reference)

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached as an exhibit to our Form 10-Q filed with the SEC on May 20, 2013 and incorporated herein by reference)

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

4