Form 10-Q
period 2013-09-30
VISION DYNAMICS Corp
filed 2013-11-19
CIK 1419577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2013

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X .

APPLICABLE ONLY TO CORPORATE ISSUERS

There were a total of 198,625,929 common shares outstanding, $0.001 par value, as of November 19, 2013

PART I

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-Q (the “Report”) should be read in conjunction with the accompanying Financial Statements and related notes and the Risk Factors contained herein and/or in our Annual Report on Form 10-K for the year ended December 31, 2013.  This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  We do not have any material revenues or source of income as we have been focusing on increasing our inventor network and our intellectual property portfolio by identifying, developing or acquiring technologies that the Company believes are or will be, in demand through the next critical technology transition in industry.  These statements are expressed in good faith and based upon what we believe are reasonable assumptions.  There can be no assurance that these expectations will be achieved or accomplished.  You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology.  We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us.

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

TABLE OF CONTENTS

Page

Forward Looking Statements	2

Use of Terms	2

PART I - FINANCIAL INFORMATION	4

Item 1. - Financial Statements	4

Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	4

Consolidated Statements of Operations and Other Comprehensive Income for the Three Months and Nine Months Ended September 30, 2013, 2012, and from October 28, 2010 (date of inception) through September 30, 2013 (unaudited)	5

Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2013, September 30 2012 and from October 28, 2010 (date of inception) through September 30, 2013 (unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	24

Item 4 - Controls and Procedures	24

PART II - OTHER INFORMATION	25

Item 1 - Legal Proceedings	25

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3 - Defaults Upon Senior Securities	25

Item 4 – Mine Safety Disclosures	25

Item 5 - Other Information	25

Item 6 - Exhibits	25

PART I

Item 1. Financial Statements

VISION DYNAMICS CORP.
(f/k/a Blackbox Semiconductor, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$90,088	$106,998
Deposits and prepaid expenses	1,250	1,250
Total Current Assets	91,338	108,248

Securities available for sale	$32,200	21,000
Loan to Shrink Nanotechnologies, Inc	10,000	10,000
Intangible assets, net - See Note 7	-	-
Work in Progress - Website	7,500	-
Work in Progress - Patents	126,273	20,125
TOTAL ASSETS	$267,311	$159,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$100,470	$94,468
Due to related parties	56,000	56,000
Other payables - Related Party	190,000	190,000
Accrued interest	1,125	721
Convertible notes payable, default - related party	3,600	3,600
Total Current Liabilities	351,195	344,789

TOTAL LIABILITIES	351,195	344,789

Commitments and Contingencies - See Note 11

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 25,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively

	5,000	5,000
Common stock, $.001 par value; 1,000,000,000 shares authorized; 198,625,929 and 198,245,929 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	198,626	198,246
Additional paid-in capital	1,066,156	891,536
Other Comprehensive Income (Loss)	(697,760)	(708,960)
Accumulated deficit	(655,906)	(571,238)
Total stockholders' equity	(83,884)	(185,416)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$267,311	$159,373

The accompanying notes are an integral part of these consolidated financial statements.

(f/k/a Blackbox Semiconductor, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
					From
	For The Three Months Ended September 30		For The Nine Months Ended September 30		October 28, 2010
					(date of inception)
					through
	2013	2012	2013	2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-	$-

Professional fees	8,300	11,275	39,887	32,275	163,779
General and administrative	21,044	6,580	44,462	22,345	193,294
Amortization	-	-	-	-	5,672
Total operating profit	(29,344)	(17,855)	(84,349)	(54,620)	(362,745)

Other income (expense):
Gain on debt settlement	-	-	-	-	62,500
Loss on conversion of debt into stock	-	-	-	(92,400)	(92,400)
Loss on asset writedown	-		-	(44,853)	(44,853)
Interest expense	(86)	(135)	(319)	(405)	(218,408)
Total other income (expense)	(86)	(135)	(319)	(137,658)	(293,161)

Loss from continuing operations	(29,430)	(17,990)	(84,668)	(192,278)	(655,906)
Provision for income taxes	-	-	-	-	-

Net loss	$(29,430)	$(17,990)	$(84,668)	$(192,278)	$(655,906)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	198,358,676	160,508,703	198,302,614	160,508,703	151,982,971

Other comprehensive income:
Securities available for sale fair value adjustment	(11,200)	(24,570)	11,200	(44,590)	(697,760)
Comprehensive Income (Loss)	$(40,630)	$(42,560)	$(73,468)	$(236,868)	$(1,353,666)

The accompanying notes are an integral part of these consolidated financial statements.

VISION DYNAMICS CORP.
(f/k/a Blackbox Semiconductor, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			From
	Nine Months Ended		October 28, 2010
			(date of inception)
	September 30,		through
	2013	2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
NET CASH FROM OPERATING ACTIVITIES:
Net loss	$(84,668)	$(192,278)	$(655,906)
Adjustments to reconcile net loss to net cash
provided by operating activities:	-	-	-
Loss of conversion of debt into stock	-	92,400	92,400
Loss on Asset Writedown	-	44,853	44,853
Gain(loss) on debt settlement	-	-	(62,500)
Debt discount accretion	-	-	216,917
Non-cash share based payments	-	-	12,250
Amortization	-	-	5,672
Changes in assets and liabilities, net of effects from acquisitions	-	-	-
Increase in deposits and prepaid expenses	-	-	(1,250)
Decrease in liabilities	-	22,000	22,000
Increase in accounts payable and accrued expenses	6,405	(3,325)	79,346
Increase in due from Shrink Nanotechnologies, Inc.	-	-	32,231
Net cash provided (used) by operating activities	(78,263)	(36,350)	(213,987)
NET CASH FROM INVESTING ACTIVITIES:
Work in Progress - Patents and Website	(113,648)	-	(133,773)
Cash paid for share exchange	-	-	(12,500)
Cash purchased at acquisition	-	-	24,252
Purchase of intangible assets	-	-	(50,524)
Net cash provided (used) by investing activities	(113,648)	-	(172,545)

NET CASH FROM FINANCING ACTIVITIES:
Cash advances PPM	-	-	300,000
Proceeds from subsidiary prior to merger	-	-	619
Proceeds from issuance of common stock	175,000	-	176,000
Net cash provided by financing activities	175,000	-	476,619

Net increase in cash and cash equivalents	(16,911)	(36,350)	90,087
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	106,998	40,392	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$90,087	$4,042	$90,087
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Settlement of debt	$-	$-	$84,500
Stock to be issued for conversion of debt	$-	$-	$72,696
Stock issued for conversion of debt	$-	$-	$209,397
Liabilities assumed through share exchange	$-	$-	$483,940
Non-cash assets assumed through share exchange	$-	$-	$729,960
Issuance of stock for payment of debt acquired	$-	$-	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

Vision Dynamics Corporation

Notes to the Consolidated Financial Statements

For the nine months ended September 30, 2013

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

The Company has begun to follow through on this strategy expanding its Inventor Network and by filing provisional patent applications, with four (4) provisional patent applications filed in 2012, and an additional fourteen (14) filed in 2013. The Company continues to expand its expert network of scientists, engineers, industry professionals and intends to continue an aggressive intellectual property development and patent filing strategy as its funds will permit.   The company currently has recently expanded its inventor network to four inventors and, funds permitting, intends on expanding further.  The Company compensates inventors based on both quantity of patents filed as well as royalties on income derived therefrom so as to encourage development of effective and valuable inventions.

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

Income Taxes

We account for income taxes under the provision of Accounting Standards Codification 740, “Income Taxes”, or ASC 740. As of Septemer 30, 2013 and December 31, 2012, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate.  Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at September 30, 2013 and 2012, respectively and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2012 and 2011. We are subject to taxation in the United States and New York.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash.  The Company places its cash with financial institutions deemed by management to be of high credit quality.  The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At September 30, 2013, there were no uninsured deposits.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

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

The balance of $32,200 as of September 30, 2013 in securities available for sale on the Balance Sheet reflects a $11,200 mark to market increase adjustment in relation to the December 31, 2012 balance of $21,000. A mark to market adjustment of $11,200 was entered for the period ending September 30, 2013 to reflect the loss in value incurred since June 30, 2013.

The following schedule discloses assets measured at fair value on a nonrecurring basis (adapted from ASC 820):

Assets	Total
Beginning Balance as of 12/31/2013	$21,000
Total gains/losses, unrealized in earnings in other comprehensive income (Level 1)	$11,200
Ending Balance as of 09/30/2013	$32,200

On November 30, 2010, the Company entered into an exclusive agreement with the University of Chicago wherein the Company licensed the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites and future patent applications filed by the University of Chicago based on certain other patentable technologies. This intangible asset had a book value of $ 44,853 as of December 31, 2011.  The Company did not have adequate capital to meet continuing requirements of the University Chicago License and hence we have been given notice that our license had been terminated. As a result, the Company wrote down the full book value of this intangible asset. The loss on the write down of this intangible asset book value was included in Other Comprehensive Income as of December 31, 2012. As of September 30, 2013, the write down of $44,853 has been reclassified to retained earnings.

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

Accounts Payable

Accounts payable consisted of the following at:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Accounts payable	$100,470	$94,468
Total	$100,470	$94,468

Concentration of Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash.  The Company places its cash with financial institutions deemed by management to be of high credit quality.

Note 5.  Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2013 through the date these financial statements were issued.

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

The following is a condensed balance sheet disclosing the fair values of the Vision Dynamics Corporation Business assets and liabilities acquired.

(Unaudited)
Total assets	$307,805
Total liabilities	$351,059
Total stockholders’ equity	(43,254)
Total liabilities and stockholders’ deficit	$307,805

	For the nine months ended	For the nine months ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

Net Loss	$(84,668)	$(192,278)
Earnings per share	$(0.00)	$(0.00)

Note 7.  Intangible Asset Writedown

The Company entered into an exclusive agreement with the University of Chicago on November 30, 2010 wherein the Company licensed the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites and future patent applications filed by the University of Chicago based on certain other patentable technologies described in the Chicago License.  This intangible asset had a book value of $ 44,853 as of December 31, 2011.  The Company does not have adequate capital to meet continuing requirements of the University Chicago License and hence we have been given notice that our license has been terminated. However based on our study of the intellectual property landscape we believe that the company would be better served applying its resources to the development of new intellectual property in the general area of liquid semiconductor technology. As a result, the Company wrote down the full book value of this intangible asset. The loss on the write down of this intangible asset book value was included in Other Comprehensive Income as of December 31, 2012. As of September 30, 2013, the write down of $ 44,853 has been reclassified to retained earnings.

Note 8.   Due to Related Party

Vision Parent previously subleased space from Business Consulting Group Unlimited, Inc. (“BCGU”), an entity co-owned by our former affiliates, pursuant to which the Company leased approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $2,000 per month.  The lease term with BCGU expired October 1, 2009, and continued based on a month to month term thereafter.  This agreement was terminated on January 31, 2011.  On April 4, 2012, this note was sold to an unrelated third party. As of September 30, 2013, the Company had a balance of $ 56,000 due to such party. As of September 30, 2013, the balance was 56,000. There was no change because the agreement was terminated.

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

As of September 30, 2013 the balance in Other Payables was $190,000, compared to $ 190,000 as of December 31, 2012.

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

On March 21, 2011, Vision Parent issued 80,000,000 shares of common stock to Noctua Fund Manager, LLC, as conversion of $36,000 of principal balance and accrued interest of this convertible note.  On August 30, 2011 the Company received conversion demands for the $6,602 principal balance and accrued interest of $226, the total common share equivalent is 15,173,156.  As of September 30, 2013, the remaining balance was $nil.

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

The following summarizes stock purchase warrants at September 30, 2013:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2011	3,000,000	$0.075
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding December 31, 2012 and September 30, 2013	3,000,000	$0.075

As of September 30, 2013, the Company had a note payable with a remaining principal balance due of $3,600, this note is currently in default due to non-payment is classified as current liabilities on the balance sheet.

Note 11.  COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 19, 2013, there were no pending or threatened lawsuits.

Other

On January 5, 2011, Vision Parent entered into a sublease agreement with a third party.  And pursuant to the Share Exchange the Company acquired this lease agreement and leases approximately 64 square foot executive office space at a rate of $183.26 per month, which includes additional variable charges for telephone and internet usage.  The lease term ended on January 5, 2012 and shall create a month-to-month tenancy thereafter.  The Company’s rent expense for the three months ended September 30, 2013 and 2012 was $550 and $601, respectively.

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

On June 13, 2013, the Company issued 380,000 shares of common stock valued at $150,000 based on the two following agreements. In October 2012 based on a subscription agreement with a non-US based investment fund, the Company received $25,000 for a subscription of 62,500 common shares at $0.40 per share. On December 7, 2012 based on a subscription with the same party, the Company received $125,000 for a subscription to 317,500 common shares at $0.3937 per share.

In May 29, 2013, the Company sold 437, 500 shares of restricted common shares to a non-US based investment fund, for $175,000, or $0.40 per share and the funds were recorded in paid in capital.  These shares were not issued as of November 19, 2013. All issuances shall be exempt under the securities registration requirements of the Securities Act in that they were restricted securities sold to an overseas investor and complied in all respect, among other exemptions, with Regulation S of the rules of the SEC promulgated under the Securities Act.

At December 31, 2012 and September 30, 2013, 198,245,929 and 198,625,929 shares of common stock were issued and outstanding respectively.

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

Note 14.  Work in Progress

As of September 30, 2013, the Company had $126,273 in work in progress related to the development of multiple patents. The Company expects to continue investing in the development of new patents as part of its change in strategy.

On January 10, 2013, the company hired a consulting company to develop its website. As of September 30, 2013, the Company had $7,500 in work in progress related to the development of such website.

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

We now have two consultants that are part of our Inventor Network, with 13 patent applications or provisional applications on file and over 30 more that are being developed.

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

Modification of Existing 2010 Secured Note

Effective as of January 31, 2011, the Company entered into a Loan Modification Letter (the “Loan Modification”) with NFM.  Pursuant to the Loan Modification, the Company amended and replaced the previously existing 5% Secured Convertible Promissory Note Series 04012010-A1 (the “Original Secured Note”) issued to NFM on April 1, 2010, in the principal amount of $38,168.38, with a new note, in the principal amount of $45,881.00 (which reflected additional loan amounts) due on June 30, 2011 (as amended. This amended secured note. (the “2010 Secured Note”) which subsequently acquired by the AF Fund.  The 2010 Secured Note had a fixed conversion price of $0.00045 per share for all outstanding principal and interest, which price only adjusts for corporate events such as stock splits, combinations or similar events.

As of the issuance date, the Secured NFM Note was convertible into 101,957,760 shares of the Company’s Common Stock.  On March 22, 2011, and as part of an agreement to reduce the Company’s debt, NFM converted $36,000 of principal and interest under the Secured NFM Note, into 80,000,000 shares of the Company’s restricted common stock, and in October, the Company issued 15,173,156 common shares for payment of principal balance totaling $6,602 and accrued interest of approximately $226,  leaving approximately $3,780 of principal and interest outstanding as of September 30, 2013 which are convertible into 8,400,000 shares.

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

Results of Operations for the Three Months Ended September 30, 2013 and September 30, 2012.

Revenue

The Company, including its subsidiaries, has not had any revenues in 2012 or 2011, or the three months ended September 30, 2013, as it is a development stage company.

Operating Expenses

Vision Dynamics Corporation had total operating expenses of $29,344 for the three months ended September 30, 2013, as compared to $17,855 for the three months ended September 30, 2012.  The increase in total operating expenses is attributed to a general increase of professional fees and administrative costs.  We expect operating expenses to increase as we expand our operations and invest into research and development activities.

General and Administrative Expenses.  Our general and administration expenses was $21,044 for the three months ended September 30, 2013, as compared to $6,580 for the same period in 2012.   This increase was mainly due to accrual of salaries.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisition and consulting arrangements with our Inventor Network and scientists.  Our costs for professional fees decreased to $8,300 during the three months ended September 30, 2013, as compared to $11,275 for the same period in 2012.   The change was due to a reduction of legal expenses. However, due to increase in our Inventor Network, we expect a material increase in our professional and research and development costs as we increase our inventor network, acquire new technologies from time to time, and file patent or provisional patent applications.

Amortization. Our amortization expenses were $ nil for three months ended September 30, 2013 and for the same period in 2012.

Interest Expense.  Interest expense for the three months ended September 30, 2013 was $86, as compared to $135 for the three months ended September 30, 2012.  The decrease in interest expense is due to interest earned from balances kept in the Company’s money market account.

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

Net Loss

For the three months ended September 30, 2013, we had a Net loss of $29,430 as compared to $17,990 for the same three month period in 2012.  Management attributes the increase in net loss to increase in professional fees and general and administrative expenses.

We anticipate continued losses relating to investment into our development activities relating to Vision Dynamics Corporation, and to our capital raising activities.  We intend to fund our inventor network, patent creation and technology development activities, through potential government grants, partnerships and arrangements with universities and equity and debt financings.

Results of Operations for the Nine Months Ended September 30, 2013 and September 30, 2012 and the year ended December 31, 2012.

Revenue

The Company, including its subsidiaries, has not had any revenues in 2012 or 2011, or the nine months ended September 30, 2013, as it is a development stage company.

Operating Expenses

Vision Dynamics Corporation had total operating expenses of $84,349 for the nine months ended September 30, 2013, as compared to $54,620 for the nine months ended September 30, 2012 and $81,998 for the year ended December 31, 2012.  The increase in total operating expenses is attributed to a general increase of professional fees and administrative costs.  We expect operating expenses to increase as we expand our operations and invest into research and development activities.

General and Administrative Expenses.  Our general and administration expenses was $44,462 for the nine months ended September 30, 2013, as compared to $22,345 for the same period in 2012 and $29,656 for the year ended December 31, 2012.   This increase was mainly due to accrual of salaries.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisition and consulting arrangements with our Inventor Network and scientists.  Our costs for professional fees increased to $39,887 during the nine months ended September 30, 2013, as compared to $32,275 for the same period in 2012.   The change was due to  increase in our Inventor Network, patent filing costs and accounting fees. We expect a material increase in our professional and research and development costs as we increase our inventor network, acquire new technologies from time to time, and file patent or provisional patent applications.

Amortization. Our amortization expenses decreased to $ nil for the year ended December 31, 2012 and nine months ended September 30, 2013.

Interest Expense.  Interest expense for the nine months ended September 30, 2013 was $319, as compared to $405 for the nine monts ended September 30, 2012.  The decrease in interest expense is due to interest earned from balances kept in the Company’s money market account.

Loss on Asset Writedown.  On January 1, 2013, the Company reclassified the loss on asset writedown that was originally in Other Comprehensive Income.

On January 1, 2013, the Company reclassified $44,853 from Other Comprehensive Income to retained earnings. This corresponds to a write down of the book value of the Chicago License that was included in Other Comprehensive Income as of December 31, 2012 (see Note 7)

We expect operating expenses to continue as we invest further in business development activities and invest into our patent research and development.  We do not have capital commitments yet to cover any of our operating expenses and to date. To date, our capital needs for Vision Dynamics Corporation have been funded by our principals, and private investors.

We have limited cash on hand, and to the extent we are able to negotiate with parties with whom we enter into business agreements with to accept stock in lieu of cash, these issuances could dilute the ownership of our shareholders.

Net Loss

For the nine months ended September 30, 2013, we had a Net loss of $84,668 as compared to $192,278 for the same nine month period in 2012. For the Year ended December 31, 2012, we had a net loss of $219,787 including the $44,853 reclassification.  Management attributes the decrease in net loss to the asset write down of the Chicago License (see note 7) that occurred in the same nine  month period in 2012.

We anticipate continued losses relating to investment into our development activities relating to Vision Dynamics Corporation, and to our capital raising activities.  We intend to fund our inventor network, patent creation and technology development activities, through potential government grants, partnerships and arrangements with universities and equity and debt financings.

Liquidity and Capital Resources

Our cash on hand at September 30, 2013 was $90,088 as compared to $4,042 as of September 30, 2012.  The increase in cash is primarily attributable to financing commitments made during the second quarter of 2013.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below).

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

Cash Flow (All amounts in U.S. dollars)	The Nine Months Ended September 30, 2013	The Nine Months Ended September 30, 2012
	(Unaudited)

Net cash provided (used) in operating activities	$(78,263)	$(36,350)
Net cash provided (used ) by investing activities	(113,648)	-
Net cash provided by financing activities	175,000	-

Net Increase/(decrease) in Cash and Cash Equivalents	(16,911)	(36,350)
Cash and Cash Equivalent at Beginning of the Year	106,998	40,392
Cash and Cash Equivalent at End of the Year	$90,087	$4,042

Operating Activities

Net cash used in operating activities was $78,263 for the nine months ended September 30, 2013 and the net cash used in operating activities was $36,350 for the same period in 2012. The increase in net cash used in operating activities was mainly due to increase of legal and accounting costs. We expect our operating activities to increase as we increase the level of our inventor network spending and spending on patent applications and provisional patent applications.

Investing Activities

Net cash used in investing activities was $113,648 for the nine months ended September 30, 2013 and nil for the same period in 2012. The change in net cash used in investing activities was mainly due to the dramatic increase in work in progress for the patents and expansion of our Inventor Network.

Financing Activities

Net cash from financing activities was $175,000 for the nine months ended September 30, 2013 and $nil for the same period in 2012. Management will look toward raising further capital through financing activities during the fiscal year 2013.

On May 29 of 2013, the Company sold 437,500 shares of restricted common shares to a non-US based investment fund, for $175,000, or $0.40 per share. These shares were not issued as of September 30, 2013. All issuances shall be exempt under the securities registration requirements of the Securities Act in that they were restricted securities sold to an overseas investor and complied in all respect, among other exemptions, with Regulation S of the rules of the SEC promulgated under the Securities Act.

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

Recent Events

We have, in 2012, begun filing patents of our own, which are owned by us or by our subsidiaries.  These patents were prepared by our Inventor Network in conjunction with other consulting and advisory firms. The below table lists the patent application number, title of patent, and date:

USPTO Docket No.	Title	Date
13722355	Novel Photocatalytic Systems for the production of hydrogen	December 12, 2012
13722411	Novel Photocatalyst for the production of hydrogen	December 12, 2012
13722476	Novel Photocatalytic system for the reduction of CO2	December 12, 2012
13755247	Light Emitting Device with All-Inorganic Nanostructured Films	January 31, 2013
13755186	Optoelectronic Devices with All-inorganic Colloidal Nanostructured Films	January 31, 2013
13755550	Artificial Photosynthetic System Using Photocatalyst	January 31, 2013
13788580	Oriented Photocatalytic Semiconductor Surfaces	March 7, 2013
13792698	System for Harvesting Oriented Light – Water Splitting	March 11, 2013
13793383	System for Harvesting Oriented Light for Carbon Dioxide Reduction	March 11, 2013
13797428	Substrate for Increased Efficiency of Semiconductor Photocatalysts	March 12, 2013
13801169	System for Harvesting Oriented Light for Water Splitting and Carbon Dioxide Reduction	March 13, 2013
13837412	Method for Increasing Efficiency of Semiconductor Photocatalysts	March 15, 2013
13833457	System for Increasing Efficiency of Semiconductor Photocatalysts Employing a High Surface Substrate	March 15, 2013
13896987	Photocatalytic CO2 Reduction System	May 17, 2013
13899814	System and Method for Dispensing Barcoded Solutions	May 22, 2013
13900073	Method for Distinguishing Biological Material Products	May 22, 2013
13901710	System and Method for Producing and Reading DNA Barcodes	May 24, 2013

In all, the Company filed seventeen patent applications or provisional patent applications, fourteen of which were filed in 2013.

Off Balance Sheet Financings

The Company does not have any off balance sheet arrangements or financings.

Item 3.   Quantitative and qualitative disclosures about market risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.  Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of November 19, 2013, there were no pending or threatened lawsuits.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 19, 2013, by the undersigned, thereunto duly authorized.

VISION DYNAMICS CORPORATION

/s/ Luis Leung

By:  Luis Leung

Its: Chief Executive Officer,

Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer