Form 10-K/A
period 2012-12-31
VISION DYNAMICS Corp
filed 2014-03-07
CIK 1419577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

Amendment No. 2 to Form 10-K

  X ..ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2012

      ..TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  X . No      .

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

EXPLANATORY NOTE

Overview

Vision Dynamics Corporation is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2012, to provide conforming signatures according to General Instruction D to Form 10-K.

Background

The Company received correspondence from the Washington, D.C. Office  of the U.S. Securities and Exchange Commission (SEC), requesting that our filing be amended to provide a Signature Page that conforms with General Instruction D to Form 10-K, instructing the Company that the report should be signed not only by the registrant, but also on behalf of the registrant by our principal executive officer, principal officer, controller or principal accounting officer and at least a majority of the board of directors.

Amendment to this Form 10-K

The following section of this Form 10-K have been revised to reflect the restatement: Signatures, page 41.

Effects of Restatement

The restatement has no effect on financial statements, cash flows, liquidity or financial position.

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

Recent Events

Effective as of December 10, 2012, we effectuated a change of name of the Company from BlackBox Semiconductor, Inc., to Vision Dynamics Corporation, so as to better reflect our broadening intellectual property and general direction.  The name change was effectuated by consent of the board to the filing of Articles of Merger effectuating a short form merger of a wholly owned subsidiary of the Company formed for such purpose, with and into the Parent corporation, resulting in a name change of the Company only and no other changes.  Copies of the Articles of Merger are filed as exhibits to this report.

In addition, as previously disclosed, in October of 2012, the Company sold 62,500 shares of restricted common shares to a non-US based investment fund, for $25,000, or $0.40 per share.  Subsequently, in December 7 of 2012, the Company sold an additional 317,500 Shares for consideration of $ 125,000.00, or $.3937 per share. These shares were not issued as of December 31, 2012. All issuances shall be exempt under the securities registration requirements of the Securities Act in that they were restricted securities sold to an overseas investor and complied in all respect, among other exemptions, with Regulation S of the rules of the SEC promulgated under the Securities Act.

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

Many of the present owners of our issued and outstanding securities acquired such securities at a cost substantially less than that of the open market.  In addition, the Company currently is indebted to the Alfa Finence Fund (the “AF Fund”) for unpaid accrued fees, and loans originally made and sold by Noctua Fund Manager to the Company since 2009 or earlier, as reflected on our convertible promissory notes in the aggregate initial principal amounts totaling $3,600 plus accrued interest of $60 as of December 31, 2012, these notes and accrued interest are convertible into common stock based on conversion prices at the times of the loans (into approximately 8,400,000 shares, in aggregate as of December  31, 2012) all of which are currently in default.  Therefore, the shareholders will bear a substantial portion of the risk of dilution and losses.

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

As of April 10, 2013, the Company had 198,245,929 shares of common stock issued and outstanding.

2012 (1)	Low	High
First Quarter	$0.01	$0.15
Second Quarter	$0.01	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.09	$0.51
2011 (1)	Low	High
First Quarter	$0.2703	$10.81
Second Quarter	$0.011	$101.00
Third Quarter	$0.04	$1.00
Fourth Quarter	$0.0401	$0.40

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Vision Dynamics Corporation

(f/k/a Blackbox Semiconductor, Inc.)

We have audited the accompanying consolidated balance sheet of Vision Dynamics Corporation (formerly known as BlackBox Semiconductor, Inc.), a Nevada corporation, as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from inception (October 28, 2010) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements as and for the year ended December 31, 2011 were audited by other auditors who issued an unqualified opinion on April 13, 2012.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Dynamics Corporation as of December 31, 2012 and the results of its operations and its cash flows for the year then ended and for the period from inception (October 28, 2010) through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Vision Dynamics Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, Vision Dynamics Corporation suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Notes to the Financial Statements

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

The balance of $21,000 in securities available for sale on the Balance Sheet reflects a $15,400 mark to market decrease adjustment in relation to the December 31, 2011 balance of $36,400.

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

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Numerator – (loss)	$(174,934)	$(351,048)
Denominator – weighted avg. number of shares outstanding	169,994,563	141,685,795
Loss per share – basic and diluted	$(0.00)	$(0.00)

Accounts Payable

Accounts payable consisted of the following at:

	December 31, 2012	December 31, 2011
Accounts payable	$94,468	$87,744
Total	$94,468	$93,744

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

The provision for income taxes using the statutory federal income tax rate of 34% as compared to the company’s effective tax rate is summarized as follows:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Federal taxes	$(59,478)	$(41,153)
State taxes	(15,464)	(11,606)
Adjustments, note discount amortization	-	(86,279)
Taxes	-	-
Change in Valuation Allowance	74,942	139,037
Income Tax Expense	$-	$-

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

Significant components of the company’s deferred tax assets are as follows:

	December 31, 2012	December 31, 2011
NOL Carryforward	$74,942	$52,918
Adjustments, note discount amortization	-	86,279
Valuation Allowance	(74,942)	(139,197)
Net deferred tax assets	$-	$-

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

The following is a condensed balance sheet disclosing the fair values of the Vision Dynamics Corporation Business assets and liabilities acquired.

Total assets	$70,077
Total liabilities	$343,658
Total stockholders’ equity	(273,581)
Total liabilities and stockholders’ deficit	$70,077

	For the year ended December 31, 2011	For the year ended December 31, 2010

Net Loss	$(336,665)	$(153,508)
Earnings per share	$(0.00)	$(0.00)

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

Note 9.   Due to Related Party

Vision Parent previously subleased space from Business Consulting Group Unlimited, Inc. (“BCGU”), an entity co-owned by our former affiliates, pursuant to which the Company leased approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $2,000 per month.  The lease term with BCGU expired October 1, 2009, and continued based on a month to month term thereafter.  This agreement was terminated on January 31, 2011.  On April 4, 2012, this note was sold to an unrelated third party. As of December 31, 2012, the Company had a balance of $ 56,000 due to such party. As of December 31, 2011, the balance was 56,000. There was no change because the agreement was terminated.

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

The following summarizes stock purchase warrants at December 31, 2012:

	Number of Warrants	Weighted Average Exercise Price	Remaining life
Outstanding December 31, 2009	-	$-	-
Expired/Retired	-	-	-
Exercised	-	-	-
Issued	-	-	-
Outstanding December 31, 2010	-	$-	-
Expired/Retired	-	-	-
Exercised	-	-	-
Issued	3,000,000	0.075	2.25
Outstanding December 31, 2011	3,000,000	$0.075	-
Expired/Retired	-	-	-
Exercised	-	-	-
Issued	-	-	-
Outstanding December 31, 2012	3,000,000	$0.075	1.25

Notes Payable for the periods ended, consists of the following:

	December 31,	December 31,	December 31,
	2012	2011	2010
5% Note payable due June 30, 2011	-	45,881	36,168
2% Note payable due March 14, 2012	3,600	274,000	-
Less: discounts	-	-	-
Less: payments	-	(316,281)	-
Total notes payable	3,600	3,600	-
Less: current portion	(3,600)	(3,600)	-
Long term portion	-	-	-

As of December 31, 2012, the Company had a note payable with a remaining principal balance due of $3,600 and as of December 31, 2011 the balance was $3,500. This note is currently in default due to non-payment is classified as current liabilities on the balance sheet.

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

Pursuant to the reverse merger the Company issued 27,030,000 shares of common stock to Shrink Nanotechnologies, Inc at a $0.0019 price per share. Reverse merger accounting requires these shares to be shown retroactively as though a stock split had occurred.  Therefore this issuance adjusted the initial issuance to the founders at inception.

Pursuant to this same reverse acquisition, the statement of stockholders equity is then adjusted to reflect the shareholders of the public entity (89,415,760 common shares at $0.00573 per share) while establishing the equity of the parent Company.  The retained deficit of the parent Company is removed and reorganized to reflect only the history of the subsidiary.

In June 2011, the Company issued 12,227,560 shares of common stock to Income Opportunity Capital, LLC, at $ 0.01712 per share, as an automatic conversion of $209,397 of principal balance and accrued interest of a convertible note.

In June 2011, the Company issued 6,750,000 shares at $0.00296 per share of common stock to Dan Landry, in exchange for $20,000 of cash paid to the Company prior to the Share Exchange and as founder shares in the new operations of BlackBox Semiconductor, Inc., a Delaware corporation.

In June 2011, the Company issued 250,000 shares at $0.049 per share of common stock valued at $12,250 to Ford Sinclair, our president and a member of our board of directors, as payment for services rendered.

In August 2011, the Company received conversion notices related to convertible debt with principal balances totaling $72,148 and accrued interest of $601. The common share equivalent for the conversion demands is equal to 19,022,609 common shares at $0.003822 per share.  The shares were issued in October 2011.

On August 22, 2012, the Company converted $22,000 of accounts payable to Luis J. Leung, the CEO of the Company, into 44,000,000 shares of common stock at $0.0026 per share. The shares issued, based on the previous day’s closing price, were valued at $114,400.  A loss on conversion of $92,400 was recorded accordingly (see Note 8).

At December 31, 2012, 198,245,929 shares of common stock were issued and outstanding, not including 380,000 shares issuable pursuant to subscription agreements executed and accepted in the end of 2012 for an aggregate of 198,615,929 shares. The 380,000 shares issuable are related to a sale of 62,500 shares of restricted common shares to a non-US based investment fund, for $25,000, or $0.40 per share on October of 2012 and 317,500 Shares for consideration of $125,000, or $.3937 per share, sold on December 7 of 2012. As of April 15, 2013, these shares were not issued.

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

Note 15.  Work in Progress

As of December 31, 2012, the Company had $20,125 in work in progress related to the development of multiple patents. The Company expects to continue investing in the development of new patents as part of its change in strategy.

Note 16.  Subsequent Events

On January 25, 2013 the Company paid $5,000 to a law firm for fees related to acquisition of patents. Since the patents have yet been issued, the Company has classified this disbursement as Work in Progress.

On February 20, 2013 the Company paid $31,5000 to a law firm for fees related to acquisition of patents. Since the patents have yet been issued, the Company has classified this disbursement as Work in Progress.

On January 23, 2013, the Company paid $ 7,500 for the development of a new website. The Company shall disburse an estimated additional $10,000 for the completion of the website.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

(1)

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

(2)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2012, the following Section 16 Reports were not filed timely:  a Form 3 with respect to Mr. Leung at appointment and upon receipt of shares in mid-2012 was filed late and Ms. Andrade, a director appointed in mid 2012 has not filed a Form 3. In addition, a Form 4 describing divestiture by a former affiliate of almost all of his holdings resulting in him no longer being subject to the Section 16 reporting requirements in April of 2012, was filed late.

Item 11.  Executive Compensation

The following table summarizes all of the annual compensation paid to all of the company’s named executive officers for the years ended December 31, 2012 and 2011:

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards $	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total (Shares)

Luis Leung(1)	2012	24,000(1)	-	-	-	-	-	-	- (1)
Principal Executive Officer (commencing November 19, 2011)	2011	4,000(1)	-	-	-	-	-	-	-

David Duncan(2)	2011	60,000(2)	-	-	-	-	-	-	-
Former Principal Financial and Executive
Officer (April 2011 and Resigning November 19, 2011)

Ford Sinclair.(3)	2011	-	-	12,250	-	-	-	12,250	250,000
President	2010	-	-	-	-	-	-	-	-

Milene Andrade	2012	-	-	-	-	-	-	-	-
Director, General Counsel

(1)

Mr. Luis Leung was appointed November 19, 2011, after the resignation of Mr. Duncan.  Mr. Leung has an employment agreement with the Company where he is entitle to receive a salary of $2,000 per month through December 31, 2012 and $5,000 per month thereafter (the “Base Salary”), in accordance with the general payroll practices of the Company.  To date the salary accrues at a rate of $2,000 per month. Effective as of August 22, 2012, the Company issued 44,000,000 of its restricted common shares to Luis J. Leung, a member of the Company’s board of directors, and the Company’s Chief Executive Officer, in exchange for discharge of all services rendered between November 14, 2012 and July 31, 2012, valued at $ 22,000.

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

Name and Address of Owner	Shares	%
Directors and Officers
Luis Leung	44,000,000	22.2%
Ford Sinclair	250,000	*
Milene Andrade	-	*
David Duncan (resigned Nov. 19, 2011)	-	*
Total of Directors and Officers as a Group	44,250,000	23.4%
5% Security Holders
Manuel Suquilanda (3)	80,000,000 (4)	40.35%

Total (includes 5% holders)	198,245,929	63.74%

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
3.1(iv)

Articles of Merger, as filed with the Secretary of State of the State of Nevada on December 10, 2012, with respect to change of name of Company from BlackBox Semiconductor, Inc. to Vision Dynamics Corporation.

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

10.10	Form of Securities Purcvhase Agreement, Dated as of October 13, 2012 (Incorporation by reference from Current Report on Form 8-K filed October 18, 2012)
14.1	Code of Ethics. (Attached as an exhibit to our Form 10-KSB filed with the SEC on October 14, 2008 and incorporated herein by reference).
21	Subsidiaries
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report on Form 10-K/A for the fiscal year ended December 31, 2012, to be signed on its behalf on March 5, 2014, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

VISION DYNAMICS CORPORATION
(Registrant)

By:	/s/ Luis Leung
Luis Leung
Chief Executive Officer, Principal Executive
Officer, Principal Accounting Officer and
Principal Financial Officer

Directors’ Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2014	By:	/s/ Luis Leung
Name: Luis Leung
Titles: Director, Chief Executive Officer,
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Date: March 5, 2014	By:	/s/ Milene Andrade
Name: Milene Andrade
Titles: Director

A majority of the Board of Directors

Subsidiaries

Name	Jurisdiction of Organization

Sunpower Technologies, LLC	Delaware

BlackBox Semiconductor, Inc.	Delaware