Form 10-Q
period 2013-06-30
VISION DYNAMICS Corp
filed 2014-03-07
CIK 1419577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were a total of 198,625,929 common shares outstanding, $0.001 par value, as of November 15, 2013

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

ii

TABLE OF CONTENTS

Page

Forward Looking Statements	ii

Use of Terms	iii

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements	1

Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	1

Consolidated Statements of Operations and Other Comprehensive Income for the Three Months and Six Months Ended June 30, 2013, 2012 and from October 28, 2010 (date of inception) through June 30, 2013 (unaudited)	2

Consolidated Statements of Cash Flows for the Six months Ended June 30, 2013, June 30, 2012 and from October 28, 2010 (date of inception) through June 30, 2013 (unaudited)	3

Notes to Unaudited Consolidated Financial Statements	4

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	20

Item 4 - Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	21

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3 - Defaults Upon Senior Securities	21

Item 4 – Mine Safety Disclosures	21

Item 5 - Other Information	21

Item 6 - Exhibits	22

iii

PART I

Item 1. Financial Statements

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$119,382	$106,998
Deposits and prepaid expenses	1,250	1,250
Total Current Assets	120,632	108,248

Securities available for sale	$43,400	21,000
Loan to Shrink Nanotechnologies, Inc	10,000	10,000
Intangible assets, net - See Note 7	-	-
Work in Progress - Website	7,500	-
Work in Progress - Patents	126,273	20,125
TOTAL ASSETS	$307,805	$159,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$100,469	$94,468
Due to related parties	56,000	56,000
Other payables - Related Party	190,000	190,000
Accrued interest	990	721
Convertible notes payable, default - related party	3,600	3,600
Total Current Liabilities	351,059	344,789

TOTAL LIABILITIES	351,059	344,789

Commitments and Contingencies - See Note 11

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 25,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively

	5,000	5,000
Common stock, $.001 par value; 1,000,000,000 shares authorized; 198,625,929 and 198,245,929 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively

	198,626	198,246
Additional paid-in capital	1,066,156	891,536
Other Comprehensive Income (Loss)	(686,560)	(753,813)
Accumulated deficit	(626,476)	(526,385)
Total stockholders' equity	(43,254)	(185,416)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$307,805	$159,373

The accompanying notes are an integral part of these consolidated financial statements.

VISION DYNAMICS CORP.
(f/k/a Blackbox Semiconductor, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					From
	For The Three Months Ended June 30		For The Six Months Ended June 30		October 28, 2010
					(date of inception)
					through
	2013	2012	2013	2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-	$-

Professional fees	16,800	9,500	31,587	21,000	155,479
General and administrative	16,659	8,480	23,418	15,765	172,250
Amortization	-	-	-	-	5,672
Total operating profit	(33,459)	(17,980)	(55,005)	(36,765)	(333,401)

Other income (expense):
Gain on debt settlement	-	-	-	-	62,500
Loss on conversion of debt into stock	-	-	-	-	(92,400)
Loss on asset writedown	-		-	(44,853)	(44,853)
Interest expense	(112)	(405)	(233)	(270)	(218,322)
Total other income (expense)	(112)	(405)	(233)	(45,123)	(293,075)

Loss from continuing operations	(33,571)	(18,385)	(55,238)	(81,888)	(626,476)
Provision for income taxes	-	-	-	-	-

Net loss	$(33,571)	$(18,385)	$(55,238)	$(81,888)	$(626,476)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	198,358,676	154,245,929	198,302,614	154,245,929	130,214,993

Other comprehensive income:
Securities available for sale fair value adjustment	-	1,820	22,400	6,370	(686,560
Comprehensive Income (Loss)	$(33,571)	$(16,565)	$(32,838)	$(75,518)	$(1,313,036)

The accompanying notes are an integral part of these consolidated financial statements.

VISION DYNAMICS CORP.
(f/k/a Blackbox Semiconductor, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
				From
		Six Months Ended		October 28, 2010
				(date of inception)
		June 30,		through
		2013	2012	June 30, 2012
		(Unaudited)	(Unaudited)	(Unaudited)
NET CASH FROM OPERATING ACTIVITIES:
Net loss		$(55,238)	$(81,888)	$(626,476)
Adjustments to reconcile net loss to net cash
provided by operating activities:		-	-
Loss of conversion of debt into stock		-	-	92,400
Loss on Asset Writedown		-	44,853	(44,853)
Gain(loss) on debt settlement		-	-	(62,500)
Debt discount accretion		-	-	216,917
Non-cash share based payments		-	-	12,250
Amortization		-	-	5,672
Changes in assets and liabilities, net of effects from acquisitions		-
Increase in deposits and prepaid expenses		-	-	(1,250)
Decrease in liabilities		-	-	22,000
Increase in accounts payable and accrued expenses		6,270	12,540	79,211
Increase in due from Shrink Nanotechnologies, Inc.		-	-	32,231
Net cash provided (used) by operating activities		(48,968)	(24,495)	(274,398)
NET CASH FROM INVESTING ACTIVITIES:
Work in Progress - Patents and Website		(113,648)	-	(133,773)
Cash paid for share exchange		-	-	(12,500)
Cash purchased at acquisition		-	-	24,252
Purchase of intangible assets		-	-	(50,524)
Net cash provided (used) by investing activities		(113,648)	-	(172,545)

NET CASH FROM FINANCING ACTIVITIES:
Cash advances PPM		-	-	300,000
Proceeds from subsidiary prior to merger		-	-	619
Proceeds from issuance of common stock		175,000	-	176,000
Net cash provided by financing activities		175,000	-	476,619

Net increase in cash and cash equivalents		12,384	(24,495)	29,676
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD		106,998	40,392	-
CASH AND CASH EQUIVALENTS - END OF PERIOD		$119,382	$15,897	$29,676
Interest expense		$-	$-	$-
Income taxes		$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Settlement of debt		$-	$-	$84,500
Stock to be issued for conversion of debt	$		$-	$72,696
Stock issued for conversion of debt		$-	$-	$209,397
Liabilities assumed through share exchange		$-	$-	$483,940
Non-cash assets assumed through share exchange		$-	$-	$729,960
Issuance of stock for payment of debt acquired		$-	$-	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

Vision Dynamics Corporation

Notes to the Consolidated Financial Statements

For the three months ended June 30, 2013

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

Income Taxes

We account for income taxes under the provision of Accounting Standards Codification 740, “Income Taxes”, or ASC 740. As of June 30, 2013 and December 31, 2012, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate.  Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at June 30, 2013 and 2012, respectively and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2012 and 2011. We are subject to taxation in the United States and New York.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash.  The Company places its cash with financial institutions deemed by management to be of high credit quality.  The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner.  In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2011 to December 31, 2012.  At June 30, 2013, there were no uninsured deposits.

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

The balance of $43,400 as of June 30, 2013 in securities available for sale on the Balance Sheet reflects a $22,400 mark to market increase adjustment in relation to the December 31, 2012 balance of $21,000. There was no mark to market for the period ending June 30, 2013 since the market value of these securities remained the same in comparison to the value as of March 31, 2013.

The following schedule discloses assets measured at fair value on a nonrecurring basis (adapted from ASC 820).

Assets	Total
Beginning Balance as of 12/31/2013	$21,000
Total gains/losses, unrealized in earnings in other comprehensive income (Level 1)	$22,400
Ending Balance as of 06/30/2013	$43,400

On November 30, 2010, the Company entered into an exclusive agreement with the University of Chicago wherein the Company licensed the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites and future patent applications filed by the University of Chicago based on certain other patentable technologies. This intangible asset had a book value of $ 44,853 as of December 31, 2011.  The Company did not have adequate capital to meet continuing requirements of the University Chicago License and hence we have been given notice that our license had been terminated. As a result, the Company wrote down the full book value of this intangible asset. The loss on the write down of this intangible asset book value was included in Other Comprehensive Income as of December 31, 2012. As of June 30, 2013, the write down of $44,853 has been reclassified to retained earnings.

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

Note 5.  Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2013 through the date these financial statements were issued.

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

The following is a condensed balance sheet disclosing the fair values of the Vision Dynamics Corporation Business assets and liabilities acquired.

(Unaudited)
Total assets	$307,805
Total liabilities	$351,059
Total stockholders’ equity	(43,254)
Total liabilities and stockholders’ deficit	$307,805

	For the six months ended	For the six months ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

Net Loss	$(55,238)	$(81,888)
Earnings per share	$(0.00)	$(0.00)

Note 7.  Intangible Asset Writedown

The Company entered into an exclusive agreement with the University of Chicago on November 30, 2010 wherein the Company licensed the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites and future patent applications filed by the University of Chicago based on certain other patentable technologies described in the Chicago License.  This intangible asset had a book value of $ 44,853 as of December 31, 2011.  The Company does not have adequate capital to meet continuing requirements of the University Chicago License and hence we have been given notice that our license has been terminated. However based on our study of the intellectual property landscape we believe that the company would be better served applying its resources to the development of new intellectual property in the general area of liquid semiconductor technology. As a result, the Company wrote down the full book value of this intangible asset. The loss on the write down of this intangible asset book value was included in Other Comprehensive Income as of December 31, 2012. As of June 30, 2013, the write down of $44,853 has been reclassified to retained earnings.

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

As of June 30, 2013 the balance in Other Payables was $190,000, compared to $ 190,000 as of December 31, 2012.

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

On March 21, 2011, Vision Parent issued 80,000,000 shares of common stock to Noctua Fund Manager, LLC, as conversion of $36,000 of principal balance and accrued interest of this convertible note.  On August 30, 2011 the Company received conversion demands for the $6,602 principal balance and accrued interest of $226, the total common share equivalent is 15,173,156.  As of June 30, 2013, the remaining balance was $nil.

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

The following summarizes stock purchase warrants at June 30, 2013:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2011	3,000,000	$0.075
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding December 31, 2012 and June 30, 2013	3,000,000	$0.075

As of June 30, 2013, the Company had a note payable with a remaining principal balance due of $3,600, this note is currently in default due to non-payment is classified as current liabilities on the balance sheet.

Note 11. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 15, 2013, there were no pending or threatened lawsuits.

Other

On January 5, 2011, Vision Parent entered into a sublease agreement with a third party.  And pursuant to the Share Exchange the Company acquired this lease agreement and leases approximately 64 square foot executive office space at a rate of $183.26 per month, which includes additional variable charges for telephone and internet usage.  The lease term ended on January 5, 2012 and shall create a month-to-month tenancy thereafter.  The Company’s rent expense for the three months ended June 30, 2013 and 2012 was $601 and $601, respectively.

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

In May 29, 2013, the Company sold 437, 500 shares of restricted common shares to a non-US based investment fund, for $175,000, or $0.40 per share and the funds were recorded in paid in capital. These shares were not issued as of August 18, 2013. All issuances shall be exempt under the securities registration requirements of the Securities Act in that they were restricted securities sold to an overseas investor and complied in all respect, among other exemptions, with Regulation S of the rules of the SEC promulgated under the Securities Act.

At December 31, 2012 and June 30, 2013, 198,245,929 and 198,625,929 shares of common stock were issued and outstanding respectively.

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

Note 14. Work in Progress

As of June 30, 2013, the Company had $126,273 in work in progress related to the development of multiple patents. The Company expects to continue investing in the development of new patents as part of its change in strategy.

On January 10, 2013, the company hired a consulting company to develop its website. As of June 30, 2013, the Company had $7,500 in work in progress related to the development of such website.

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

As of the issuance date, the Secured NFM Note was convertible into 101,957,760 shares of the Company’s Common Stock.  On March 22, 2011, and as part of an agreement to reduce the Company’s debt, NFM converted $36,000 of principal and interest under the Secured NFM Note, into 80,000,000 shares of the Company’s restricted common stock, and in October, the Company issued 15,173,156 common shares for payment of principal balance totaling $6,602 and accrued interest of approximately $226,  leaving approximately $3,780 of principal and interest outstanding as of June 30, 2013 which are convertible into 8,400,000 shares.

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

Results of Operations for the Three Months Ended June 30, 2013 and June 30, 2012 and the year ended December 31, 2012.

Revenue

The Company, including its subsidiaries, has not had any revenues in 2012 or 2011, or the three months ended June 30, 2013, as it is a development stage company.

Operating Expenses

Vision Dynamics Corporation had total operating expenses of $33,459 for the three months ended June 30, 2013, as compared to $17,980 for the three months ended June 30, 2012 and $81,998 for the year ended December 31, 2012.  The increase in total operating expenses is attributed to a general increase of professional fees and administrative costs.  We expect operating expenses to increase as we expand our operations and invest into research and development activities.

General and Administrative Expenses.  Our general and administration expenses was $16,659 for the three months ended June 30, 2013, as compared to $8,480 for the same period in 2012 and $29,656 for the year ended December 31, 2012.   This increase was mainly due to accrual of salaries.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisition and consulting arrangements with our Inventor Network and scientists.  Our costs for professional fees increased to $16,800 during the three months ended June 30, 2013, as compared to $9,500 for the same period in 2012.   The change was due to  increase in our Inventor Network, patent filing costs and accounting fees. We expect a material increase in our professional and research and development costs as we increase our inventor network, acquire new technologies from time to time, and file patent or provisional patent applications.

Amortization. Our amortization expenses decreased to $ nil for the year ended December 31, 2012 and three months ended June 30, 2013.

Interest Expense.  Interest expense for the three months ended June 30, 2013 was $112, as compared to $405 for the three months ended June 30, 2012.  The decrease in interest expense is due to interest earned from balances kept in the Company’s money market account.

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

Net Loss

For the three months ended June 30, 2013, we had a Net loss of $33,571 as compared to $18,385 for the same three month period in 2012. For the Year ended December 31, 2012, we had a net loss of $219,787 including the $44,853 reclassification.  Management attributes the increase in net loss to increase in professional fees and general and administrative expenses.

We anticipate continued losses relating to investment into our development activities relating to Vision Dynamics Corporation, and to our capital raising activities.  We intend to fund our inventor network, patent creation and technology development activities, through potential government grants, partnerships and arrangements with universities and equity and debt financings.

Results of Operations for the Six Months Ended June 30, 2013 and June 30, 2012 and the year ended December 31, 2012.

Revenue

The Company, including its subsidiaries, has not had any revenues in 2012 or 2011, or the six months ended June 30, 2013, as it is a development stage company.

Operating Expenses

Vision Dynamics Corporation had total operating expenses of $55,005 for the six months ended June 30, 2013, as compared to $36,765 for the six months ended June 30, 2012 and $81,998 for the year ended December 31, 2012.  The increase in total operating expenses is attributed to a general increase of professional fees and administrative costs.  We expect operating expenses to increase as we expand our operations and invest into research and development activities.

General and Administrative Expenses.  Our general and administration expenses was $23,418 for the six months ended June 30, 2013, as compared to $15,765 for the same period in 2012 and $29,656 for the year ended December 31, 2012.   This increase was mainly due to accrual of salaries.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisition and consulting arrangements with our Inventor Network and scientists.  Our costs for professional fees increased to $31,587 during the six months ended June 30, 2013, as compared to $21,000 for the same period in 2012.   The change was due to  increase in our Inventor Network, patent filing costs and accounting fees. We expect a material increase in our professional and research and development costs as we increase our inventor network, acquire new technologies from time to time, and file patent or provisional patent applications.

Amortization. Our amortization expenses decreased to $ nil for the year ended December 31, 2012 and six months ended June 30, 2013.

Interest Expense.  Interest expense for the six months ended June 30, 2013 was $233, as compared to $270 for the six monts ended June 30, 2012.  The decrease in interest expense is due to $37 interest earned from balances kept in the Company’s money market account.

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

Net Loss

For the six months ended June 30, 2013, we had a Net loss of $55,238 as compared to $81,888 for the same six month period in 2012. For the Year ended December 31, 2012, we had a net loss of $219,787 including the $44,853 reclassification.  Management attributes the decrease in net loss to the asset write down of the Chicago License (see note 7) that occurred in the same six month period in 2012.

We anticipate continued losses relating to investment into our development activities relating to Vision Dynamics Corporation, and to our capital raising activities.  We intend to fund our inventor network, patent creation and technology development activities, through potential government grants, partnerships and arrangements with universities and equity and debt financings.

Liquidity and Capital Resources

Our cash on hand at June 30, 2013 was $119,382 as compared to $15,897 as of June 30, 2012.  The increase in cash is primarily attributable to financing commitments made during the second quarter of 2013.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below).

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

Cash Flow (All amounts in U.S. dollars)	The Six Months Ended June 30, 2013	The Six Months Ended June 30, 2012
	(Unaudited)

Net cash provided (used) in operating activities	$(48,968)	$(24,495)
Net cash provided (used ) by investing activities	(113,648)	-
Net cash provided by financing activities	175,000	-
Net Increase/(decrease) in Cash and Cash Equivalents	12,384	(24,495)
Cash and Cash Equivalent at Beginning of the Year	106,998	40,392
Cash and Cash Equivalent at End of the Year	$119,382	$15,897

Operating Activities

Net cash used in operating activities was $48,968 for the six months ended June 30, 2013 and the net cash used in operating activities was $24,495 for the same period in 2012. The increase in net cash used in operating activities was mainly due to increase of legal and accounting costs. We expect our operating activities to increase as we increase the level of our inventor network spending and spending on patent applications and provisional patent applications.

Investing Activities

Net cash used in investing activities was $113,648 for the six months ended June 30, 2013 and nil for the same period in 2012. The change in net cash used in investing activities was mainly due to the dramatic increase in work in progress for the patents and expansion of our Inventor Network.

Financing Activities

Net cash from financing activities was $175,000 for the six months ended June 30, 2013 and $nil for the same period in 2012. Management will look toward raising further capital through financing activities during the fiscal year 2013.

On May 29 of 2013, the Company sold 437,500 shares of restricted common shares to a non-US based investment fund, for $175,000, or $0.40 per share. These shares were not issued as of June 30, 2013. All issuances shall be exempt under the securities registration requirements of the Securities Act in that they were restricted securities sold to an overseas investor and complied in all respect, among other exemptions, with Regulation S of the rules of the SEC promulgated under the Securities Act.

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

PART II

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of November 15, 2013, there were no pending or threatened lawsuits.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 5, 2014, by the undersigned, thereunto duly authorized.

VISION DYNAMICS CORPORATION

/s/ Luis Leung

By:  Luis Leung

Its: Chief Executive Officer,

Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer